Form 10-Q
period 1995-06-30
BLACK DOME ENERGY CORP
filed 1995-08-14
CIK 316704

	     SECURITIES AND EXCHANGE COMMISSION
		WASHINGTON, D.C. 20549
			FORM 10Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995  Commission File Number 0-9394


	___________BLACK DOME ENERGY CORPORATION_____________
       (Exact name of registrant as specified in its charter)


  _____________Colorado____________      __________84-0808397_______
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)

      1536 Cole Blvd., Ste #325
  _______Golden, Colorado_______         __________80401____________
   (Address of principal executive                    (Zip code)
    offices)

Registrant's telephone number, including area code: (303)231-9059


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               __X__ Yes     _____  No

   At June 30, 1995, 73,497 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

		   BLACK_DOME_ENERGY_CORPORATION

			INDEX_TO_FORM_10-Q

                            JUNE 30, 1995


PART I - FINANCIAL INFORMATION                                 PAGE


     Item_1.__Financial_Statements

              Consolidated condensed balance                    3
              sheet at June 30, 1995 and
              December 31, 1994.

              Consolidated statement of                         5
              operations for the six-month
              periods ended June 30, 1995 and 1994.


              Consolidated condensed statement                  6
              of cash flows for the six-month
              periods ended June 30, 1995 and 1994


     Item_2.__Management's_Discussion_and                       7
       Analysis_of_Financial_Conditions_and
       Results of_Operations


PART II - OTHER INFORMATION                                     8


                        ------------------------------

     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented.

      PART_I_-_FINANCIAL_INFORMATION

      Item_1.__Financial_Statements

          BLACK_DOME_ENERGY_CORPORATION_AND_SUBSIDIARY

              CONSOLIDATED_CONDENSED_BALANCE_SHEET

                                          June 30,     December 31,
                                        ____1995_____  ____1994____
                                         (Unaudited)        (Note)

                 ASSETS

Current Assets:

       Cash                                 $  33,071      $  53,429

       Accounts Receivable                     93,752         98,186
                                           __________     __________

             Total current assets           $ 126,823      $ 151,615
                                           __________     __________

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)            480,259        503,499

       Materials and supplies                  48,389         53,921

       Other property and equipment - net       8,929          7,589

       Other Assets                             2,294          2,294

             Total assets                   $ 666,694      $ 718,918
                                           ==========     ==========


Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME_ENERGY_CORPORATION_AND_SUBSIDIARY
     CONSOLIDATED_BALANCE_SHEET_(CONT'D)



                                        June 30,       December 31,
                                      ____1995___      ____1994____
                                      (Unaudited)          (Note)

      LIABILITIES_AND_STOCKHOLDER'S_EQUITY

Current Liabilities:

  Accounts Payable                       $  91,866      $   79,257

  Note Payable - Bank                       91,509         132,724

  Other Payables                        ____16,234       ___ 9,600

        Total Current Liabilities       ___199,609       __221,581

  Deferred Liability                    ___119,600       __100,000

Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,497
  and 67,433 shares, respectively        2,170,353       2,170,353

  Accumulated deficit                   (1,822,868)     (1,773,016)

       Total stockholders' equity       ___347,485_     ___397,337_

       Total liabilities and
       stockholders' equity              $ 666,694      $ 718,918
                                       ============    ============



Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

 BLACK_DOME_ENERGY_CORPORATION_AND_SUBSIDIARY
        CONSOLIDATED_STATEMENT_OF_OPERATIONS

                                            Six Months

                                               Ended

                                              June 30,
                                       _1995_         _1994_
                                            (Unaudited)
Revenue:


 Oil and gas sales                    $ 223,177      $ 343,766

   Operating income                       5,678          8,072

   Interest income                          198          1,325

   Miscellaneous                       _____248            --

      Total                           $ 229,301      $ 353,163

Expenses:

   Oil & Gas production                  96,726        151,544

Production and windfall
   profit taxes                          13,435         21,761

Depreciation, depletion
   and amortization                      33,000         34,000

General & Administrative                135,265        151,816
                                       _________      _________


      Total                           $ 278,426      $ 359,121
                                      _________      _________
Income (loss) before
 taxes                                $ (49,125)     $  (5,958)

Provision for Income
 taxes                                      --            (894)
                                                      _________
   Net Income before
    Income Tax Benefit                $ (49,125)     $  (6,852)

Income Tax Benefit                         --       ______894

   Net Income (loss)                  $ (49,125)     $  (5,958)
                                       =========      =========
Income per common and
 common equivalent share              $    (.67)     $    (.01)
                                       =========      =========

	 BLACK_DOME_ENERGY_CORPORATION_AND_SUBSIDIARY
     	 CONSOLIDATED_CONDENSED_STATEMENT_OF_CASH FLOWS

                                                      Six Months
                                                         Ended
                                                        June 30,
                                                   1995        1994
                                                       (Unaudited)

 Net Cash Flows Provided <USED> By Operating
    Activities                                  $ (49,125)  $  (18,778)


 Net Cash Used In Investing Activities             28,767      (82,609)

 Net Cash Used In Financing Activities           _____--__     _____--_



 Net Increase(Decrease) in Cash                 $ (20,358)  $ (101,387)
                                                  ========    ========



Item_2.__Management's_Discussion_and_Analysis_of_Financial
   Condition_and_Results_of_Operations.


General

This discussion and analysis covers variations in the balance sheets December 31, 1994, and June 30, 1995, and in the statements of operations and changes in cash flows for the six-month periods ended June 30, 1995 and 1994.

Liquidity_and_Capital_Resources

Cash decreased by $20,358 from December 31, 1994 to the end of the second quarter, 1995. This decrease in cash was attributable primarily to the maintenance and recompletion of existing oil and gas properties. Cash flows and current revenues are estimated to be sufficient to meet anticipated operating requirements for more than one year.

Results_of_Operations

Oil and gas sales have decreased compared to the six-month period in 1994 due to decreased production from the Company's operated oil and gas properties and from a decrease in the price received for produced oil and gas.

Gross income from Company owned and operated wells is comparable to the six-month period ended June 30, 1994.

Interest income has decreased compared to the prior period in 1994.

Depreciation, Depletion and Amortization (DDA) for the period has decreased from the same six-month period in 1994.

The Company's exploration expense reflects minimal exploration activity for both periods.

Oil and gas production expenses were lower in the six-month period of 1995.

The Company's General and Administrative expense for the quarter ended June 30, 1995, decreased compared to the second quarter of 1994. Management is attempting to contain general and administrative expenses by fully utilizing its existing personnel.

PART_II_-_OTHER INFORMATION

Item_6.__Exhibits and Reports_on_Form_8-K.

       (a)  Exhibits:  None

       (b)  Reports:   None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                      BLACK DOME ENERGY CORPORATION



Date:  August 9, 1995                   s/Edgar J. Huff__________

                                        Edgar J. Huff, President
                                        and Chief Financial
                                        Officer
