Form 10-Q/A
period 1995-06-30
BLACK DOME ENERGY CORP
filed 1995-10-11
CIK 316704

[ARTICLE] 5
[LEGEND]
This schedule contains summary finantial information extracted from the consolidated balance sheets and consolidated statements of operations found
on pages         of the company's form 10-Q for the year to date, and is
qualified in its entirety by reference to such financial statements.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                              33
[SECURITIES]                                         0
[RECEIVABLES]                                       94
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                   127
[PP&E]                                             480
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                     667
[CURRENT-LIABILITIES]                              200
[BONDS]                                              0
[COMMON]                                         2,170
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                         347
[TOTAL-LIABILITY-AND-EQUITY]                       667
[SALES]                                            223
[TOTAL-REVENUES]                                   229
[CGS]                                               97
[TOTAL-COSTS]                                      278
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  (49)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   (49)
[INCOME-TAX]                                      (49)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                    (.67)
[EPS-DILUTED]                                    (.67)