Form 10-Q/A
period 1995-06-30
BLACK DOME ENERGY CORP
filed 1995-10-26
CIK 316704

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

             BLACK_DOME_ENERGY_CORPORATION

               INDEX_TO_FORM_10-Q

                            JUNE 30, 1995


PART I - FINANCIAL INFORMATION                                 PAGE


     Item_1.__Financial_Statements

              Consolidated condensed balance                    3
              sheet at June 30, 1995 and
              December 31, 1994.

              Consolidated statement of                         5
              operations for the six-month
              periods ended June 30, 1995 and 1994.


              Consolidated condensed statement                  6
              of cash flows for the six-month
              periods ended June 30, 1995 and 1994


     Item_2.__Management's_Discussion_and                       7
       Analysis_of_Financial_Conditions_and
       Results of_Operations


PART II - OTHER INFORMATION                                     8




PART III - Financial Data Schedule                              9



                        ------------------------------

     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented.


                   Page 2




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

(REGISTRANT)                            BLACK DOME ENERGY CORPORATION


(DATE)                                  November 22, 1995

BY (SIGNATURE)                          s/Edgar J. Huff__________

(NAME AND TITLE)                        Edgar J. Huff, President
                                        and Chief Financial
                                        Officer



                    Page 8
