Form 10-Q
period 1995-09-30
BLACK DOME ENERGY CORP
filed 1995-11-20
CIK 316704

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1995  Commission File Number 0-9394

          ___________BLACK DOME ENERGY CORPORATION_____________
          (Exact name of registrant as specified in its charter)


    _____________Colorado____________      __________84-0808397_______
 (  State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)

    1536 Cole Blvd., Ste #325
    _______Golden,_Colorado_______         __________80401____________
 (Address of principal executive                    (Zip code)
  offices)

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


    __X__ Yes     _____  No

        At September 30, 1995, 73,497 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

BLACK_DOME_ENERGY_CORPORATION

INDEX_TO_FORM_10-Q

SEPTEMBER 30, 1995

PART I - FINANCIAL INFORMATION                                 PAGE


     Item_1.__Financial_Statements

              Consolidated condensed balance                    3
              sheet at September 30, 1995 and
              December 31, 1994.

              Consolidated statement of                         5
              operations for the nine-month
              periods ended September 30, 1995 and 1994.

              Consolidated condensed statement                  6
              of cash flows for the nine-month
              periods ended September 30, 1995 and 1994


     Item_2.__Management's_Discussion_and                       7
       Analysis_of_Financial_Conditions_and
       Results of_Operations


PART II - OTHER INFORMATION                                     8


PART III  - FINANCIAL DATA SCHEDULE                            14



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

PART_I_-_FINANCIAL_INFORMATION

Item_1.__Financial_Statements

     BLACK_DOME_ENERGY_CORPORATION_AND_SUBSIDIARY

          CONSOLIDATED_CONDENSED_BALANCE_SHEET


                                        September 30,   December 31,
                                        ___1995_____    ___1994____
                                         (Unaudited)        (Note)
    ASSETS

Current Assets:

       Cash                               $ 33,021      $ 53,429

       Accounts Receivable                  95,706        98,186


             Total current assets         $128,727      $151,615


Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)         469,380       503,499

       Materials and supplies               43,225        53,921

       Other property and equipment - net    8,929         7,589

       Other Assets                                        2,294

             Total assets               $  650,261    $  718,918
                                           ==========   ==========

Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME_ENERGY_CORPORATION_AND_SUBSIDIARY
CONSOLIDATED_BALANCE_SHEET_(CONT'D)

                                    September 30,      December 31,
                                    ____1995___        ____1994____
                                     (Unaudited)          (Note)
LIABILITIES_AND_
        STOCKHOLDER'S_EQUITY

Current Liabilities:

  Accounts Payable                    $  47,517       $  79,257

  Note Payable - Bank                    77,042         132,724

  Other Payables                         47,241           9,600

        Total Current Liabilities       171,800         221,581

  Deferred Liability                    154,200         100,000

Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,497
  and 67,433 shares, respectively      2,170,353       2,170,353

  Accumulated deficit                 (1,846,092)     (1,773,016)

       Total stockholders' equity        324,261         397,337

       Total liabilities and
       stockholders' equity          $   650,261     $   718,918
                                      ============    ============



Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

BLACK_DOME_ENERGY_CORPORATION_AND_SUBSIDIARY
CONSOLIDATED_STATEMENT_OF_OPERATIONS

                                                     Nine Months
                                               Ended
                                            September 30,
                                         1995           1994
                                             (Unaudited)
Revenue:

 Oil and gas sales                      $337,090       $485,367

   Operating income                          --          17,040

   Interest Income                           290          8,072

   Miscellaneous                             357          1,606

      Total                             $337,737       $512,085

Expenses:

   Oil & Gas production                  141,944        242,631

Production and windfall
   profit taxes                           19,465         31,166

Depreciation, depletion
   and amortization                       58,172         51,000

General & Administrative                 171,040        192,995


      Total                             $390,621       $517,792

Income (loss) before
 taxes                                  $(52,884)      $ (5,707)

Provision for Income
 taxes                                     --             --

   Net Income before
    Income Tax Benefit                  $(52,884)      $ (5,707)

Income Tax Benefit                         --

   Net Income (loss)                    $(52,884)      $ (5,707)
                                         ========       ========
Income per common and
 common equivalent share                $   (.72)      $   (.10)
                                        =========      =========


BLACK_DOME_ENERGY_CORPORATION_AND_SUBSIDIARY
CONSOLIDATED_CONDENSED_STATEMENT_OF_CASH FLOWS

                                                     Nine Months
                                                        Ended
                                                     September 30,
                                                  1995          1994
                                                      (Unaudited)

 Net Cash Flows Provided <USED> By Operating
    Activities                                  $(52,884)     $(47,842)


   Net Cash Used In Investing Activities          32,476      (129,211)

   Net Cash Used In Financing Activities            --            --


   Net Increase(Decrease) in Cash               $(20,408)     $(177,053)
                                                ========       ========

Item_2.__Management's_Discussion_and_Analysis_of_Financial
Condition_and_Results_of_Operations.


General

        This discussion and analysis covers variations in the balance sheets December 31, 1994, and September 30, 1995, and in the statements of operations and changes in cash flows for the nine-month periods ended September 30, 1995 and 1994.

Liquidity_and_Capital_Resources

        Cash decreased by $20,408 from December 31, 1994 to the end of the third quarter, 1995. This decrease in cash was attributable primarily to the maintenance and recompletion of existing oil and gas properties. Cash flows and current revenues are estimated to be sufficient to meet anticipated operating requirements for more than one year.

Results_of_Operations

        Oil and gas sales have decreased compared to the nine-month period in 1994 due to decreased production from the Company's operated oil and gas properties and from a decrease in the price received for produced oil and gas.

        Gross income from Company owned and operated wells is comparable to the nine-month period ended September 30, 1994.

        Interest income has decreased compared to the prior period in 1994.

        Depreciation, Depletion and Amortization (DDA) for the period has increased from the same nine-month period in 1994.

        The Company's exploration expense reflects minimal exploration activity for both periods.

        Oil and gas production expenses were lower in the nine-month period of 1995.

        The Company's General and Administrative expense for the quarter ended September 30, 1995, decreased compared to the second quarter of 1994. Management is attempting to contain general and administrative expenses by fully utilizing its existing personnel.

PART_II_-_OTHER INFORMATION

Item_6.__Exhibits and Reports_on_Form_8-K.

       (a)  Exhibits:  None

       (b)  Reports:   None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                        BLACK DOME ENERGY CORPORATION



Date:  November 13, 1995                s/Edgar J. Huff_________
                                        Edgar J. Huff, President
                                        and Chief Financial
                                        Officer

August 15, 1995


Office of Filings, Information and
 Consumer Services
Securities and Exchange Commission
450 Fifth Street N.W., Judiciary Plaza
Washington, D.C. 20549

Re:  Black Dome Energy Corporation
     Quarterly Report on Form 10-Q
     For the Quarter Ended June 30, 1995
     Commission File No. 0-9394

Gentlemen:

Black Dome Energy Corporation encloses herewith eight (8) copies (one of which has been manually signed and for ease of identification has been marked with an "X" in the upper right-hand corner) of the above referenced document.

A copy of this letter and a postage-paid envelope is enclosed for the Commission's acknowledgment of filing.

Sincerely,

BLACK DOME ENERGY CORPORATION



Tish Hartman
Administrative Assistant

/th

Enclosures

August 15, 1995



National Association of Securities Dealers, Inc.
NASDAQ Operations
Washington, D.C. 20006

Re:  Black Dome Energy Corporation
     Quarterly Report on Form 10-Q
     For the Quarter Ended June 30, 1995
     Commission File No. 0-9394

Gentlemen:

Black Dome Energy Corporation encloses herewith two (2) copies (one of which has been manually signed and for ease of identification has been marked with an "X" in the upper right-hand corner) of the above referenced document.

A copy of this letter and a postage-paid envelope is enclosed for the Commission's acknowledgment of filing.

Sincerely,

BLACK DOME ENERGY CORPORATION



Tish Hartman
Administrative Assistant

/th

Enclosures






September 27, 1994



Office of Filings, Information and
 Consumer Services
Securities and Exchange Commission
450 Fifth Street N.W., Judiciary Plaza
Washington, D.C. 20549

Re:  Black Dome Energy Corporation
     AMENDED Quarterly Report on Form 10-Q
     For the Quarter Ended June 30, 1994
     Commission File No. 0-9394

Gentlemen:

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 13a-13 thereunder, enclosed on behalf of Black Dome Energy Corporation are one manually-executed and seven copies of Registrant's Form 10-Q/A, Amendment No. 1 to the Quarterly Report for the quarter ended June 30, 1994.

A copy of this letter and a postage-paid envelope is enclosed for the Commission's acknowledgment of filing.

Sincerely,

BLACK DOME ENERGY CORPORATION



Tish Hartman
Administrative Assistant

/th

Enclosures

June 20, 1994


Office of Filings, Information and
 Consumer Services
Securities and Exchange Commission
450 Fifth Street N.W., Judiciary Plaza
Washington, D.C. 20549

Re:  Black Dome Energy Corporation
     Commission File No. 0-9394

Gentlemen:

Please note that Effective July 1, 1994, Black Dome Energy Corporation's new address will be:

     1536 Cole Boulevard, Suite 325
     Golden, Colorado 80401

     New Phone: (303) 231-9059
     New Fax  : (303) 231-9098

We would appreciate it if you would notify the proper departments at the SEC as to this change. Thank you.

Sincerely,

BLACK DOME ENERGY CORPORATION



Tish Hartman
Administrative Assistant

/th



June 20, 1994



National Association of Securities Dealers, Inc.
Document Processing Center
5161 River Road
Bethesda, Maryland 20816

Re:  Black Dome Energy Corporation
     Commission File No. 0-9394

Gentlemen:

Please note that Effective July, 1, 1994, Black Dome Energy Corporation's new address will be:

     1536 Cole Boulevard, Suite 325
     Golden, Colorado 80401

     New Phone: (303) 231-9059
     New Fax  : (303) 231-9098

We would appreciate it if you would notify the proper departments within the NASD as to this change. Thank you.

Sincerely,

BLACK DOME ENERGY CORPORATION



Tish Hartman
Administrative Assistant

/th

Black Dome Energy Corporation encloses herewith two (2) AMENDED copies (one of which has been manually signed and for ease of identification has been marked with an "X" in the upper right-hand corner) of the above referenced document.

A copy of this letter and a postage-paid envelope is enclosed for the Commission's acknowledgment of filing.

Sincerely,

BLACK DOME ENERGY CORPORATION



Tish Hartman
Administrative Assistant

/th

Enclosures

BLACK DOME ENERGY CORPORATION
CHANGES IN CORPORATE OPERATIONS
SUBSEQUENT TO JUNE 30, 1991 10-Q FILING
(AS OF JANUARY 17, 1992)

Black Dome Energy Corporation has implemented the following operational changes since the filing of its June 30, 1991 and September 30, 1991 10-Q's with the Securities and Exchange Commission.

   1)  Additional Salaries and Commitments:

- Mr. Joseph R. Albi, Jr. has been employed by Black Dome Energy Corporation as Executive Vice President effective July 1, 1991 at a monthly salary of $5,000 for a contracted period of three (3) years. In addition, Mr. Albi will receive a total of 7,256,000 unregistered shares of the no par value Common Stock of Black Dome Energy Corporation at a per share cost of $.00125/share subject to vesting and forfeiture over the three-year term of his contract.

- Mr. Edgar J. Huff has contractually agreed to receive a deferred yearly salary of $60,000 for a period of four (4) years effective January 1, 1991 and to be received on January 2, 1995. In addition, Mr. Huff will receive a $9,600 per year bonus to be paid on or before December 31 of each calendar year for a term of four years.

- Black Dome has purchased a term life insurance policy through Federal Kemper in the name of Mr. Edgar J. Huff in the amount of $250,000 with Black Dome Energy Corporation as the sole beneficiary. The monthly premium associated with the policy is $ 503.27

- Effective December 30, 1991, Mr. Joseph R. Albi, Sr. (Director) and Ms. Tish Hartman (Assistant Secretary) have each been issued 100,000 shares of unregistered no par value Common Stock of Black Dome for services rendered during 1991.

   2)  Property Sales

- Black Dome has sold its interest in the following wells as of the indicated effective dates at the illustrated purchase prices:

             _Well_          Effective Date     Sale Price

            No. 1 Dalton        05/15/91          $ 16,000

            No. 1 Vanderwork    06/01/91          $ 11,811

            Total                                 $ 27,811


-  The combined estimated net remaining proved reserves and Future
Net Value (FNV) as of January 1, 1991 associated with these two properties
(as included in Black Dome Energy Corporations 10-K as of December 31, 1990) are as follows:

                          Net         Net
                          Oil         Gas        FNV

   Reserve Category      (Bbls)     (MCF)     Disc. @10%

   Proved Producing        66        8,733     $ 10,213

   Proved Non-Producing    ___      19,110     $  8,950

   Total                   66       27,843     $ 19,163


   3)  PROPERTY ACQUISITIONS

- Utilizing internally generated funds, Black Dome was successful in closing two acquisition packages during the month of December 1991. The combined acquisition cost for the two packages of $80,000 resulted in the purchase of 100% W.I. in eight (8) operated gas properties (Seven (7) located in Kansas and one (1) located in Oklahoma) which Black Dome believes have significant re-work potential. Based on current production levels, (not accounting for full upside potential) the properties will provide an addition to Black Dome's net reserves of approximately 750,000 MCF. Black Dome does not anticipate including any wells acquired through these two acquisitions in the 1992 Gas
& Oil Well Purchase and Re-Work Program.