Form 10-K
period 1995-12-31
BLACK DOME ENERGY CORP
filed 1996-03-25
CIK 316704

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1995 Commission File
                           Number 0-9394

                   BLACK DOME ENERGY CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Colorado                                 84-0808397
      ----------------------------------          -------------------
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)           Identification No.)

         1536 Cole Boulevard, Suite 325
              Golden, Colorado                            80401
         -----------------------------------            ----------
            (Address of principal executive             (Zip Code)
             offices)

Registrant's telephone number, including area code: (303) 231-9059

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, No Par Value
                          (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        As of March 21, 1996, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding, the market value of which is currently indeterminable because of a lack of trading market for the shares.

Documents incorporated by reference:

None.

This Form 10-K consists of 41 pages. Exhibits are indexed at page 38

             Index for Black Dome Energy Corporation


                                                                 Page
                                                                 ----
PART I
Item 1.  Business
      General Developement of Business                             2
      Financial Information about Industry Segments                2
      Narrative Discription of Business                            2
      Principal Products Produced and Services Rendered            2
      Status of New Products or Industry Segments                  3
      Sources and Availability of Raw Materials                    3
      Patents, Trademarks, Licenses, Franchises and Concesssions   3
      Seasonal Nature of Business                                  3
      Working Capital Items                                        3
      Major Customers                                              3
      Backlog                                                      3
      Renegotiation or Termination of Goverment Contracts          4
      Competitive Conditions                                       4
      Research and Development                                     4
      Enviromental Protection                                      4
      Employees                                                    5
      Financial Information About Foreign and Domestic Operations
           and Export Sales                                        5

Item 2.  Properties
      Office Facilities                                            5
      Reserves                                                     5
      Proved Developed Reserves                                    6
      Proved Developed Producing Reserves                          6
      Proved Developed Non-Producing Reserves                      6
      Proved Undeveloped Reserves                                  6
      Present Value of Estimated Future Net Revenues from Proved
           Developed and Proved Undeveloped Oil and Gas Reserves   6
      Reserves Reported to Other Agencies                          7
      Production                                                   7
      Productive Wells and Acreage                                 7
      Productive Oil and Gas Wells                                 7
      Developed Acreage                                            8
      Undeveloped Acreage                                          8
      Drilling Activity                                            8
      Present Activities                                           9
      Delivery Commitments                                         9

Item 3.  Legal Proceedings                                         9

Item 4.  Submission of Matters to a Vote of Security Holders       9

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
      Market Information                                           9
      Holders                                                      9
      Dividends                                                    9

Item 6.  Selected Financial Data                                   10

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
      Liquidity and Capital Resources                              10
      Results of Operations                                        11
      Changes in Prices, Costs and Impact of Inflation             12

Item 8.  Financial Statements and Supplementary Data
      Report of Independent Certified Public Accountants           14
      Balance Sheet Assets                                         16
      Balance Sheet Liabilities and Stockholders Equity            17
      Statement of Income                                          18
      Statement of Stockholders Equity                             19
      Statement of Cash Flows                                      20
      Notes to Financial Statements
       1.  Summary of Significatant Accounting Policies            21
              Operations of the company                            21
              Property and equipment and depreciation, depletion,
              and amortization                                     21
              Inventory                                            21
              Income taxes                                         21
              Gain (loss) per share                                21
              Basis of presentation and going concern              22
       2.  Oil and Gas Operations                                  22
       3.  Income Taxes                                            22
       4.  Employment Contracts                                    23
       5.  Major Customers                                         23
       6.  Supplementary Oil and Gas Information (Unaudited)       23
       7.  Commitments and Contingencies                           26
       8.  Related Party Transactions                              26
       9.  Enviromental Liabilities                                26
      10.  Reverse Stock Split and Treasury Stock                  27

Item 9.   Changes in and Disagreements with Accountantants on
          Accounting and Financial Disclosure                      28

PART III
Item 10.  Directors and Executive Officers of the Registrant       28

Item 11.  Executive Compensation
            Executive Compensation                                 30
            Compensation of Directors                              32
            Other Compensation                                     33
            Employment Contracts and Termination of Employment
               and Change of Control Arrangements                  33

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                               34

Item 13.  Certain Relationships and Related Transactions
             Transactions with Management and Others               36
             Related Party Transactions                            36
             Certain Business Relationships                        36
             Indebtedness of Management                            37

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.                                                38

          Signatures                                               39
          Letter of Consent - Joseph R. Albi, Jr.                  40
          Letter of Consent - Donald M. Osmus                      41

                           PART I

ITEM 1.     BUSINESS
-------     --------
     (a) General Development of Business. Black Dome Energy Corporation (referred to herein as the "Company" or "Black Dome"), was incorporated under the laws of the State of Colorado on December 12, 1979, and maintains its principal executive offices at 1536 Cole Boulevard, Suite 325, Golden, Colorado 80401. It is an oil and gas company engaged in the exploration for oil and gas, the purchase of producing oil and gas properties, the sale of portions of the producing oil and gas properties and the operation of producing oil and gas leases.

     The Company explores for, developes and acquires interests in producing oil and gas leases for the purpose of resale of a portion of the working interest to industry participants, or for addition of reserves for its own account. The Company acquires and retains the operation of the oil and gas production from these leases.

     During the fiscal year ended December 31, 1995, the Company's revenues attributable to its overall income were derived primarily from the sale of oil and gas from its producing oil and gas leases.

     The Company owns working interests in certain properties located solely in the continental United States. A more detailed description of the Company's properties and reserves is set forth in Item 2 hereof.

     (b) Financial Information About Industry Segments. The Company has engaged in business in only one industry segment, namely the exploration for oil and gas, production of oil and gas and the development of oil and gas properties. Therefore, no information is provided with respect to any other industry segment.

     (c)(1)  Narrative Description of Business.  The Company is involved in the exploration, development and purchase and production of oil and gas properties as a general partner, joint venturer, or for its own account, and
as an oil and gas lease operator.   The  Company's activities  have  in  the
past included the formation of joint ventures and drilling programs, and will include in the future, the formation of partnerships and joint ventures for the purchase, exploration, development and production of oil and gas leases and the management of such programs. Should the Company be unsuccessful in finding joint venturers and partners to share costs, the Company will sell a portion of each oil and gas property purchased for cash, or will purchase and pay for such property costs out of its own cash flow.

     As a joint venturer, the Company may enter into joint venture agreements to develop the full potential of properties purchased by the Company, or to acquire and develop new oil and gas properties. The Company may drill wells on such properties, complete the wells if appropriate, and act as the operator of such properties.

    (i) Principal Products Produced and Services Rendered. The Company's principal products are natural gas, crude oil and oilfield operations and supervision. Crude oil and natural gas are sold to various purchasers, which generally service the areas in which the producing wells are located. The Company operates oil and gas properties for its own account and for the account of other working interest owners in the property.

    (ii)Status of New Products or Industry Segments. There has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise is material.

    (iii) Sources and Availability of Raw Materials. The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's properties and thus may be considered a raw material essential to the Company's business. However, the acquisition, exploration, development, production, and sale of oil and gas are subject to many factors which areoutside the Company's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to and capacity of pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities. These factors have not materially hindered nor adversely affected the business of the Company; however, it is not known what, if any, additional regulations or constraints may arise, or to what extent, if any, they may affect the Company's operations. The Company acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of the Company, see Item 2 below.

    (iv) Patents, Trademarks, Licenses, Franchises and Concessions. The Company does not own any patents, trademarks, licenses, franchises or concessions, except oil and gas leases and other interests granted by private landowners, the loss of any one of which could have a material impact on the Company.

    (v) Seasonal Nature of Business. The Company's business is not seasonal in nature, except to the extent that natural gas prices may tend to fluctuate on a seasonal basis and development of its oil and gas properties and its ability to drill oil and gas wells and the availability of drilling rigs and other equipment, have occasionally been more restricted at calendar year end due to increased demand from tax-sheltered drilling programs conducted by others.

    (vi) Working Capital Items. It is the practice of the Company as well as others similarly situated in the industry to attempt to retain working capital in order to participate in the purchase of producing properties and the drilling and development of properties via partnerships, joint ventures and other arrangements, and to acquire significant blocks of undeveloped properties for future development and/or exploration. Working capital is not needed to meet rapid delivery requirements of customers, or to assure the Company of continuous allotments of goods from suppliers.

    (vii) Major Customers. During fiscal 1995, two customers accounted for 10% or more (individually) of total oil and gas sales: Boyd Rosene and Associates, 73% and Helmerich & Payne Energy Services, Inc., 13%. The Company believes that it could be adversely affected by the loss of these major gas customers; however, there are numerous spot market gas purchasers who could be utilizedfor the sale of natural gas. During 1995, the Company sold oil and/or gas to eight (8) customers. No revenues were received in connection with foreign governments in which the Company acted as a producer.

    (viii) Backlog. The Company has no backlog due to the nature of its business, nor is backlog material to an understanding of the Company's business.

    (ix)  Renegotiation or Termination of Government Contracts. The
Company has no material portion of its business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

    (x) Competitive Conditions. The purchase of existing producing properties and exploration, development and production of oil and gas are subject to considerable competition, and the Company is faced with strong competition from major and medium sized oil and gas companies and other independent operators. The principal methods of competition in the industry for the acquisition of producing oil and gas properties and leases are industry sales packages and the solicitation, bidding and auctioning of individual producing properties, and the payment of bonus payments at the time of acquisition of leases. Companies with greater financial and operational resources, larger technical staffs and labor forces, better developed equipment for exploration, and more extensive experience will be in a better position than the Company to compete for such leases. In addition, the ability of the Company to market any oil or gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area who may be willing or able to offer any oil or gas produced by them at a price lower than that of the Company. In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, the overall foreign domestic supply and demand of oil and gas, and the effect of federal, state and local regulations of oil and gas production and sales. The Company has an insignificant competitive position in the oil and gas industry.

    (xi) Research and Development. The Company is engaged in finding and producing oil and gas, and no funds are allocated to product research and development in the conventional sense. Since its inception, the Company has not had any customer or government sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

    (xii) Environmental Protection. The Company, as an owner and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations, subject the Company to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contain groundwater.

    Environmental requirements may necessitate significant capital outlays which may materially affect the Company's earnings and potential earnings and could cause material changes in its form of business. The Company has made and will continue to make expenditures in its efforts to comply with these requirements which it believes are necessary business costs in the oil and gas industry. As of December 31, 1995, the Company is not aware of any existing environmental claims which would have a material adverse effect upon its capital expenditures, earnings or competitive position.

    There is no assurance, however, that existing laws or regulations or changes in or additions to laws or regulations regarding the protection of the environment will not adversely affect the Company. It is impossible to determine whether or to what extent the Company's future performance may be affected by environmental laws; however, management does not believe that such laws have had a material adverse effect on the Company's financial position or results of operations.

    (xiii) Employees. The Company currently has 2 full-time salaried employees, one full-time contract employee, one part-time contract employee, and one contract engineer employed on a retainer basis who are directly engaged in its activities. The employees and retainer perform geologic, engineering and economic property evaluations, production enhancement design and operations, management and marketing of production on a daily basis, accounting, and secretarial and administrative services for the Company, as well as all general corporate management, under the direction of the Board of Directors.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company has no material operations in foreign countries and no material portion of its sales or revenues is derived from customers in foreign countries.


ITEM 2.   PROPERTIES.
-------   -----------
    (a) Office Facilities. The Company's offices are located at 1536 Cole Boulevard, Suite 325, Golden, Colorado 80401. The Company pays $1,240.00 monthly rental for the use of office facilities. The Company believes that its present offices are suitable and adequate for its present operations.

    (b)(1) Reserves. Proved developed and undeveloped oil and gas reserves of the Company at December 31, 1995 and December 31, 1994 were computed by Joseph R. Albi, Jr., a consulting petroleum engineer and former Executive Vice President of the Company, and were audited by Donald M. Osmus, a consulting Petroleum Engineer. Proved developed and undeveloped oil and gas reserves of the Company at December 31, 1993 were computed by the Company and audited by Donald M. Osmus.

All of the Company's reserves are located in the continental United States and the majority of the properties comprising these reserves are operated by Black Dome Energy Corporation.

                            Reserve Category
               -----------------------------------------------------------
               Proved Developed      Proved Undeveloped       Total Proved
               ----------------      ------------------       ------------
                     (1)                   (2)
                    -----                 -----
December 31,   (Bbls)*     (Mcf)**    (Bbls)*    (Mcf)**    (Bbls)*    (Mcf)**
------------   -------     -------    -------    -------    -------    -------
   1993        25,985     2,664,920    9,005      4,169     34,990   2,669,089
   1994         9,355     2,031,425      --        --        9,355   2,031,425
   1995         9,825     1,431,318      --      52,256      9,825   1,483,574

 (*)   Refers to barrels consisting of 42 U.S. gallons.

 (**) Refers to a volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the volume of natural gas.

    (1) Proved Developed Reserves. These are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. This classification includes:

    (i) Proved Developed Producing Reserves. These are proved developed reserves which are expected to be produced from existing completion interval(s) now open for production in existing wells; and

    (ii) Proved Developed Non-Producing Reserves. These are proved developed reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through these wells in the predictable future, where the cost of making such oil and gas available for production should be relatively small compared to the cost of a new well.

    Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "Proved Developed Reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

    (2) Proved Undeveloped Reserves. These are proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units, which are reasonably certain of production when demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves may be attributable to acreage for which an application of fluid injection or other improved recovery technique is used or contemplated only where such techniques have been proved effective by actual tests in the area and in the same reservoir.

    Present Value of Estimated Future Net Revenues from Proved Developed and Proved Undeveloped Oil and Gas Reserves. The table below presents, as of the end of 1995, 1994 and 1993, the present value of the estimated future net revenues attributable to proved developed reserves and proved undeveloped reserves discounted at an annual rate of ten percent (10%) per year.

     Present Value of Future
       Net Revenues (dis-                   Future Net Revenues
       counted at 10%) as of         Proved         Proved         Total
       December 31,                 Developed    Undeveloped       Proved
    ------------------------        ---------    -----------      ---------
        1993                       $2,720,531      $19,185       $2,739,716
        1994                       $1,281,621      $     0       $1,281,621
        1995                       $1,175,279      $21,037       $1,196,316

    While it is reasonable to anticipate that the prices received from the future sale of production may be higher or lower than the prices used in the evaluation described above, and the operating and other costs relating to such production may increase above existing levels, such increases in prices and costs have been omitted from consideration in making these evaluations in accordance with rules adopted by the Securities and Exchange Commission.

    The Company emphasizes that reserve estimates and rates of production are inherently imprecise and that estimates of new discoveries and non-producing and/or undeveloped reserves are more imprecise than those of mature producing oil and gas properties. Accordingly, the estimates are subject to change as further information becomes available.

    For additional information concerning oil and gas revenues, see Note 6 to the Financial Statements.

    (b)(2) Reserves Reported to Other Agencies. The Company did not file any oil or gas reserve estimates with, or include such estimates in reports to, any other federal governmental authority or agency within its last fiscal year.

    (b)(3)(i) Production. The following table shows the Company's net quantities of oil (including condensate and natural gas liquids) and of gas produced for each of the Company's past three fiscal years:


                              Net Oil and Gas Production
                                Year Ended December 31,
                             1995         1994        1993
Gas (Mcf)                  261,562      309,210      286,162
Oil/Condensate (Barrels)     1,382        2,747        2,783

    The Company has no long-term supply or similar arrangements with foreign governments or authorities.

    (b)(3)(ii) Average Sales Price and Production Costs. The average sales prices (including transfers) and production costs per barrel of oil and Mcf of gas received by the Company for the fiscal years ended December 31, 1995, 1994 and 1993, were as follows. Equivalent barrels of production were calculated on the basis of 6 Mcf equals 1 Barrel.

                   Oil (Per Bbl)      Gas (Per Mcf)       Production (MCF)
                   -------------      -------------       ----------------
 Year Ended           Sales               Sales               Costs of
 December 31,         Price               Price           Equivalent Bbls
 -----------          -----               -----           ---------------
   1995              $17.10               $1.45                $4.24
   1994               16.97                1.83                 6.21
   1993               16.73                2.10                 5.83

    (b)(4) Productive Wells and Acreage. The following tables set forth the Company's: (i) total gross and net productive oil and gas wells, and (ii) total gross and net developed acreage, both as of December 31, 1995:

    (i)  Productive Oil and Gas Wells.  As of December 31, 1995, the
Company owned an interest in 21 oil and/or gas properties, 18 of which are operated by the Company. The following depicts the number of gross and net oil and gas wells producing or capable of production in which the Company owned an interest at the end of the last fiscal period.

                     Total Wells (Gross)*      Total  Wells    (Net)**
                      Oil   Gas   Total         Oil    Gas     Total
December 31, 1995      2    19     21          1.03   14.64    15.67

The above numbers reflect a reduction of two (2) gross wells (1.73 net wells) which were plugged and abandoned in 1995.

      (*) A "gross well or acre" is a well or acre in which a working interest is owned. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

     (**) A "net well or acre" exists when the sum of the fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of fractional working interests owned in gross wells or acres, expressed as whole numbers and fractions thereof.

    (ii) Developed Acreage. The following depicts the number of gross and net developed acres in which the Company owned an interest at the end of the Company's last fiscal year.

                          Gross Acres         Net Acres
                          -----------         ---------
December 31, 1995            9,191              6,078

    (b)(5) Undeveloped Acreage. The following table sets forth information regarding undeveloped acreage in which the Company has an interest.

            Location        Gross Acres           Net Acres
            Kansas             160                  105
            Texas               28                   10
                               ---                  ---
                    Total      188                  115

As of the date of this filing, the Company's total undeveloped acreage is held by production and is not subject to expiration until the producing well or wells which it holds is/are non-commercial or plugged and abandoned.
    (b)(6) Drilling Activity. The following summarizes the drilling activity of the Company during each of the last three fiscal years.

   Year Ended             Total        Development        Exploratory
 December 31,             Wells    Oil    Gas   Dry   Oil     Gas    Dry
 ------------             -----    ----------------   ------------------
  1995 -
   Gross Wells             1        0      1     0     0       0      0
   Net Wells              .4        0     .4     0     0       0      0

  1994 -
   Gross Wells             0        0      0     0     0       0      0
   Net Wells               0        0      0     0     0       0      0

 1993 -
   Gross Wells             0        0      0     0     0       0      0
   Net Wells               0        0      0     0     0       0      0
</TABLE

    (b)(7) Present Activities. The Company participated in the unsuccessful drilling of one (1) gross well (.4 net well) during the fourth quarter of 1995. Two (2) gross wells (1.73 net wells) in which the Company held an interest were plugged and abandoned during 1995. No additional oil and/or gas properties were acquired by the Company during 1995.

(b)(8) Delivery Commitments. As of March 21, 1996, the Company was not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements, nor has the Company had any significant delivery commitments since its inception on December 12, 1979.


ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------
There are no current legal proceedings concerning the Company and there are none pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
There were no shareholder meetings of the Company held during the fiscal year ended December 31, 1995.



                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTER.
          -----------------------------------------------------
    (a)  Market Information.  From October 1980 through November 12, 1984,
Black Dome's common stock was traded on the over-the-counter market under the symbol "BDEC" and the quotes were carried by NASDAQ during that period of time.  NASDAQ voluntarily withdrew "BDEC" from the system on November 12, 1984 due to the depressed price of the stock.  Since that date there has been sporadic trading in the Company's stock.  At the present time, there are no market makers listed in the "pink sheets".

    (b)  Holders.  The number of holders of record of Black Dome's No Par
Value Common Stock at March 21, 1996 was approximately 1,616.

(c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by Black Dome's Board of Directors. No dividends have been paid with respect to Black Dome's common stock and no dividends are anticipated to be paid in the foreseeable future.












ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

                                     Years Ended December 31,
                        1995       1994       1993       1992       1991
                     --------   --------   ---------   --------   --------
Total Revenues       $440,661   $762,655    $677,537   $616,351   $265,490
Oil and Gas Sales     402,627    592,513     647,328    537,162    213,732
Other Revenue          38,034    170,172      30,209     79,189     51,758
Net Income (loss)    (210,598)   (44,498)      6,338     61,208    (37,793)
Net Income (loss)
  per share             (2.86)*     (.61)*       .16*       .91*      (.62)*
Total Assets          411,046    718,918   1,040,364    612,748    466,789
Obligations              --         --       120,000     60,000         --
 Deferred Comp.       160,000    100,000     180,000
 Bank Debt - LOC       84,987    132,724     223,987         --         --

* Earnings per share are restated to reflect the 1 for 1001 reverse stock split approved by shareholders on September 2, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ------------------------------------------------------------
Liquidity and Capital Resources

    Working capital (which incorporates current and deferred obligations) increased slightly by $2,137 during the year ended December 31, 1995. These results followed a working capital increase of $84,031 in 1994. Lower received natural gas prices, payment of a portion of the deferred compensation, declining production without reserve replacement and significant depreciable and depletable costs resulted in the Company's loss of $210,598 or $2.86/share in 1995. Low natural gas prices, payment of a portion of the deferred compensation, unsuccessful workover costs of two wells in Oklahoma, and the costs associated with restructuring the Company contributed to the loss of $44,498 or $0.61 per share in 1994.

    In October, 1992, as a source for additional working capital, the Company obtained a $300,000 line of credit with a lending institution, secured with 10 producing natural gas wells in Clark County, Kansas. As of December
31, 1994, a total of $132,724 was borrowed from the line of credit. During 1995, the Company reconstructed the debt obligations associated with the outstanding balance of the line of credit. As of December 31, 1995, the Company had bank debt obligations of $84,987 tied to an 8.5% note which matures on March 31, 1997. In addition, the Company holds a $150,000 line of credit secured with eight (8) Clark County, Kansas producing gas properties against which no sums were borrowed as of December 31, 1995.

    The Company currently has no commitments for capital expenditures. The Company is utilizing its own cash resources as well as outside capital to attempt to purchase additional producing oil and gas properties. In general, the Company's financial condition will not permit the risk of exploratory or development drilling activities unless outside risk capital is obtained.

Results of Operations
---------------------
    During the fiscal year ended December 31, 1995, oil and gas revenues decreased by $189,886 or 32% as compared to fiscal 1994, primarily as a result of lower received natural gas prices, decreases in Company net oil and gas production without reserve replacement and the sale of five (5) properties in 1994. At December 31, 1995, twenty-one wells were producing to contribute to this income. Management expects normal production decline from the presently producing wells during 1996. At December 31, 1995, the Company was operating eighteen wells as opposed to nineteen producing wells at December 31, 1994. Current markets remain unstable and it is impossible to predict how these will function. Any price increase or decrease will have a direct effect on the Company.

    The Company experienced a net loss of $210,598 or $2.86/share during 1995 compared to a net loss of $44,498 or $.61/share during 1994. The decrease in earnings is a direct result of significant operational/rework expenses associated with properties, significantly lower received natural gas prices, and declining production without reserve replacement.

    Interest income has decreased in the past few years both because of smaller amounts of invested cash and lower interest rates.

    General and administrative costs decreased from $266,603 in 1994 to $237,918 in 1995, primarily as a result of the elimination of one full time salaried employee during 1994. However, overall general and administrative costs remain high relative to the Company's size. Management believes general and administrative costs cannot be reduced below current levels while prudently managing the Company's assets.

    Oil and gas production costs have decreased to $190,795 in 1995 as compared to $300,236 in 1994. Both 1995 and 1994 oil and gas production costs reflect the additional operational and re-work costs associated with acquired properties.

    The acquisition of producing gas properties in 1991, 1992 and 1993 significantly increased Black Dome's reserves during those three years. During 1994, the Company focused on re-working operations to improve and maintain production from all properties while recovering costs associated with the acquisitions. During 1994, the Company disposed of five (5) producing properties. During 1995, two (2) gas wells (1.73 net wells) in which the Company held an interest were plugged and abandoned. The Company was not successful in adding reserves through drilling or acquisition activity during 1995.

    As a result of significant production decline and the Company's unsuccessful drilling and acquisition activity, net proved remaining reserves decreased significantly (26% on a Bbl equivalency basis) between December 31, 1995 and December 31, 1994. The estimated SEC net present value of total proved reserves decreased from $1,281,621 at December 31, 1994 to $1,196,316 at December 31, 1995. Higher 1995 received year-end oil and gas prices cushioned the impact of lower 1995 reserve levels on the estimated SEC net present value of total proved reserves.

    All of the foregoing conditions are expected to have a material adverse impact on the future operations of the Company. The Company's revenues are currently expected to continuously decrease during the next fiscal year as properties are sold to pay expenses, and as the remaining producing properties suffer normal declines in production. The Company does not currently have sufficient financial resources to purchase new producing properties to replenish expected production declines, or to replace properties that have been (and in all likelihood will continue to be) sold to pay operating expenses. Expenses of operations are not expected to decrease during the next fiscal year.

    During fiscal 1996, the Company intends to continue to explore reasonable avenues relative to preserving and maximizing shareholder value. The recurring losses from operations sustained by the Company (primarily as the result of declining reserves, poor natural gas prices, inadequate reserve replacement and relatively high fixed costs associated with maintaining operations) raise substantial doubt about its ability to continue as a going concern. One of the avenues that management currently intends to explore is the voluntary liquidation of the Company during the next twelve months. In the event that the Company is unable to receive significant funding from some viable outside source or does not voluntarily liquidate substantially all of its assets during the next twelve months, it currently appears to be likely that the Company will continue to deplete its assets in order to meet its ongoing operating expenses (which will ultimately result in little or nothing being available for distribution to any of the Company's shareholders upon its eventual liquidation.)

    Under Colorado law the Company is not permitted to sell substantially all of its assets without first obtaining approval from a majority of its shareholders. The cost of holding such a shareholders' meeting (including printing, mailing, legal and accounting expenses) is currently estimated to be approximately $40,000. These costs will reduce the amount that would otherwise have been available for distribution to shareholders upon liquidation.

Changes in Prices, Costs and Impact of Inflation
------------------------------------------------
    Current economic trends still indicate that costs of conducting business activities will not rise as rapidly as they have during the preceding inflationary years.

    Governmental and foreign decisions over which Management has no control could impact the prices received for the Company's oil and gas and could have a very serious effect on profits. It is impossible to predict long term or even short term trends in pricing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------    --------------------------------------------






















































                                Page 13
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

The Board of Directors and Stockholders
Black Dome Energy Corporation
Evergreen, Colorado


We have audited the balance sheet of Black Dome Energy Corporation as of December 31, 1995 and 1994 and the related statements of income, stockholders' equity, and cash flows for the three years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Dome Energy Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the three years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1995, the Company elected to change its method of accounting for depreciation of lease and well equipment from the straight line method to the unit of production method and the financial statements have been restated to reflect the change.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Littleton, Colorado        Halliburton, Hunter, & Associates, P.C.
March 14, 1996

                 BLACK DOME ENERGY CORPORATION

                         Balance Sheet

                   December 31, 1995 and 1994

                 BLACK DOME ENERGY CORPORATION

                         Balance Sheet
                         -------------

                                                        December 31,
                                                 -------------------------
                                                    1995            1994
                                                 ----------      ---------
                             Assets
Current assets:
  Cash                                         $  63,008         $  53,429
 Accounts receivable:
   Joint interest owners                          10,158            10,357
   Oil and gas sales                              69,772            86,273
   Other                                             200             1,556
                                                 -------           -------
     Total current assets                        143,138           151,615
                                                 -------           -------
Property and equipment, at cost:
 Oil and gas properties, net (successful
   efforts method)                               220,994           393,976
 Other property and equipment, net of
   accumulated depreciation of $58,367
   and $51,427, respectively                       1,988             7,589
 Inventory of well equipment                      44,926            53,921
                                                 -------           -------
                                                 267,908           455,486
                                                 -------           -------
Other assets:
 Deposit                                             ---             2,294
                                                 -------           -------







                                              $   411,046      $   609,395
                                              ===========      ===========










See accompanying notes to financial statements

              Liabilities and Stockholders' Equity
Current liabilities:
 Notes payable, current portion           $      62,896     $      ---
 Line-of-credit                                     ---        132,724
 Accounts payable, trade                         78,581         79,257
 Accounts payable, officer                        9,600          9,600
 Accrued interest                                   662            ---
 Deferred compensation                          160,000        100,000
                                               --------       --------
     Total current liabilities                  311,739        321,581
                                               --------       --------
Long-term debt, less current portion             22,091            ---


Commitments and Contingencies

Stockholders' equity:
 Common stock, no par value.  Authorized
   75,000,000 shares; issued and outstanding
   73,755 shares in 1995 and 73,455 shares
   in 1994                                      292,415        292,415
 Additional paid-in capital                   1,886,495      1,886,495
  Accumulated deficit                        (2,093,137)    (1,882,539)
                                             -----------    -----------
                                                 85,773        296,371
                                               --------       --------
     Less treasury stock                          8,557          8,557
                                               --------       --------
                                                 77,216        287,814
                                               --------       --------

                                               $ 411,046     $ 609,395
                                               =========     =========







                 BLACK DOME ENERGY CORPORATION

                      Statement of Income
                      -------------------

                                                   December 31,
                                          -------------------------------
                                           1995        1994        1993
                                          -------     -------     -------
Revenue:
 Oil and gas sales                       $ 402,627    592,513     647,328
 Operating income                           38,034     19,879      28,402
 Gain (loss) on property disposition           ---    142,852         ---
 Interest income                               366      2,413       1,804
   Other  income  (loss)                       357      4,998           3
                                           -------    -------     -------
                                           441,384    762,655     677,537
                                           -------    -------     -------
Costs and expenses:
 Oil and gas production                    166,262    300,236     249,814
 Production and windfall profit taxes       22,737     37,136      44,461
 Depreciation, depletion and amortization  199,519    119,218     130,522
 Exploration expense                        10,110        216         616
 Write-off non-productive wells             15,438     65,955         ---
 Interest                                   14,250     17,739      10,200
 General and administrative                223,666    266,603     235,586
                                           -------    -------     -------
                                           651,982    807,103     671,199
                                           -------    -------     -------
   Earnings (loss) before income taxes   (210,598)   (44,448)       6,338

Provision for income tax                       ---        ---       1,000
                                             -----      -----       -----
   Net earnings (loss) before income
    tax benefit                          (210,598)   (44,448)       5,338

Income tax benefit                             ---        ---       1,000
                                             -----      -----       -----
    Net earnings (loss)               $   (210,598)  (44,448)       6,338
                                       ============  ========     =======
Earnings (loss) per common and common
  equivalent  share (1)                  $   (2.86)     (.61)         .16
                                          =========  ========     =======

(1) Calculated after one-for-1,001 share reverse split


See accompanying notes to financial statements

                         BLACK DOME ENERGY CORPORATION

                       Statement of Stockholders' Equity
                       ---------------------------------


                          Common Stock                                Total
                       -------------------   Additional  Accumulated  Stock-
                                   Stated     Paid-in      Earnings   Holder's
                        Shares     Value      Capital     (Deficit)   Equity
                       -------    --------   ---------   ----------   --------
Balance at December
 31, 1992              67,500,000 $283,040   1,886,495   (1,844,429)   325,106

Net earnings for the
 year ended December
 31, 1993                     ---      ---         ---        6,338      6,338

Balance at December
 31, 1993              67,500,000  283,040   1,886,495   (1,838,091)   331,444

Stock issued in lieu
 of annual compensation 7,500,000    9,375         ---          ---      9,375

Reverse split of stock
 one-for-1,001        (74,926,545)     ---         ---          ---        ---

Net loss for year             ---      ---         ---     ( 44,448)  (44,448)

Balance at December
 31, 1994                  73,455  292,415   1,886,496   (1,882,539)   296,371

Stock issued to employees
 for bonus                    300      ---         ---          ---        ---

Net loss for year             ---      ---         ---     (210,590) (210,590)

Balance at December
 31, 1995                  73,755 $292,415    1,886,495  (2,093,137)    85,773
                           ====== ========    =========  ===========    ======

See accompanying notes to financial statements

                 BLACK DOME ENERGY CORPORATION

                    Statement of Cash Flows
                    -----------------------

                                                        December 31,
                                               1995        1994         1993
                                            ----------  -----------  ---------
Cash flows from operating activities:
 Net earnings (loss)                     $   (210,598)   (44,448)       6,338
 Depreciation, depletion, amortization        199,519    119,218      130,522
 (Gain) loss on property dispositions             ---   (142,852)         ---
 Changes in assets and liabilities:
  (Increase) decrease in receivables           18,056     16,444       15,011
  Increase (decrease) in accounts payable        (676)  (224,815)      78,863
  Increase (decrease) in other liabilities        662        ---          ---
  (Increase) decrease in other assets           2,294        729        3,024
  Increase (decrease) in deferred
   compensation                                60,000    (80,000)      60,000
                                               ------    --------      ------

    Net cash provided (used) by
     operating activities                      69,257   (355,724)     293,758
                                               ------   ---------     -------
Cash flows from investing activities:
 Acquisition of properties                        ---        ---     (197,580)
 Proceeds from property dispositions              ---    164,424        7,193
 Purchase of equipment                        (28,598)   (59,698)    (222,082)
 Purchase of well equipment inventory,
     net of transfers to wells                  8,995    (20,115)      22,336
 Write-off non-producing properties             7,662     65,955          ---
                                              --------   --------     --------
    Net cash (used in) provided by
      investing activities                    (11,941)   150,566     (390,133)
                                              --------   -------     ---------
Cash flows from financing activities:
 Increase (decrease) in line-of-credit       (132,724)       ---      223,987
 Increase (decrease) in notes payable         132,724        ---        2,800
 Payments on note payable                     (47,737)       ---          ---
 Issuance of common stock                         ---      9,375          ---
 Acquisition of Treasury stock                    ---     (8,557)         ---
                                              --------    -------     --------
    Net cash (used in) provided by
      financing activities                    (47,737)       818      226,787

    Increase (decrease) in cash                 9,579   (204,340)     130,412

Cash balance at beginning of year              53,429    257,769      127,357
                                              -------   --------      -------
Cash balance at end of year                 $  63,008     53,429      257,769
                                            =========   ========      =======

See accompanying notes to financial statements

                 BLACK DOME ENERGY CORPORATION

                 Notes to Financial Statements

                   December 31, 1995 and 1994


1. Summary of Significant Accounting Policies:
   -------------------------------------------
  Operations of the company
  -------------------------
        Black Dome Energy Corporation was incorporated as a Colorado corporation on December 12, 1979 and was in the development stage through 1980. The Company is involved in exploration for oil and gas and the acquisition, development, and operation of oil and gas leasehold interests.

  Property and equipment and depreciation, depletion, and amortization
  --------------------------------------------------------------------
         The Company follows the successful-efforts method of accounting for oil and gas exploration and development costs. Under this method, lease acquisition costs and exploration and development costs attributable to the finding and development of proved reserves are capitalized. Exploratory dry hole costs and other nonproductive oil and gas activities are expensed. Costs of nonproductive leases are charged to expense when abandoned or substantially impaired, based upon a property-by-property evaluation. Capitalized costs relating to producing properties are depleted or depreciated on the units-of-production method based on the total of proved reserves. Expenditures for repairs and maintenance costs and delay rentals are charged to expense as incurred; renewals and betterments are capitalized. The cost and related accumulate depreciation, depletion, or amortization of property sold or otherwise retired are eliminated from the accounts; and gains or losses on dispositions are reflected in the consolidated statement of operations. Furniture, office equipment, and an automobile are depreciated using the straight-line method of depreciation over the estimated useful lives of the assets.
       The Company had previously used the straight line method of depreciation for lease and well equipment, and in 1995, changed to the units-of-production method. The change resulted in additional depreciation of $56,525 ($.77 per share) in 1995; $26,999 ($.37 per share) in 1994;
  $55,628 ($.76 per share) in 1993; and $26,302 in prior years. The Company's financial statements have been restated to reflect the changes. The Company believes that this better reports income to conform to Financial Accounting Standards Board Statement of Accounting Standards No. 121.

  Inventory
  ---------
        Inventory of lease and well equipment is valued at the lower of cost or market. Cost is determined by either the specific identification method or average cost method depending on the nature of the inventory item.

  Income taxes
  ------------
        The Company accounts for income taxes using tax-liability method in accordance with Financial Accounting Standards Board Statement No. 109.
  The effect of Statement 109 will not have a material effect on the financial statements of the Company. The benefit of tax carryforwards has not been recognized because realization is not assured.

  Gain (loss) per share
  ---------------------
       Gain (loss) per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents
  outstanding during the year.*   There were 73,755 shares outstanding at
  December 31,1995 and 73,455 at December 31, 1994.

*  after allowing for the one-for 1,001 reverse split during in 1994.

                 BLACK DOME ENERGY CORPORATION

                   December 31, 1995 and 1994


1.    Summary of Significant Accounting Policies:
      -------------------------------------------
  Basis of presentation and going concern
  ---------------------------------------
       The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should
  the Company be unable to continue as a going concern.   The Company's
  continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. The Company's management believes it will be able to attain these goals.

2.    Oil and Gas Operations:
      -----------------------
       Information related to the Company's oil and gas operations is summarized as follows:

                                                  December 31,
                                          1995       1994        1993
                                         ----------------------------
   Capitalized costs:
     Unproved properties                $     ---        ---         ---
     Proved oil and gas properties        885,006    866,280     958,459
                                          -------    -------     -------
                                          885,006    866,280     958,459
   Accumulated
   depletion, depreciation
      and amortization                    664,012    362,781     336,943
                                          -------    -------     -------
                                        $ 220,994    502,499     621,516
                                          =======    =======     =======
   Costs incurred in oil and gas
     producing activities:
      Property acquisition costs               ---       ---     197,580
      Exploration costs                    10,110        216         616
      Production costs                    188,999    337,372     294,275
      Depreciation, depletion, and
        amortization expense              199,519    119,218     130,522
                                          -------    -------     -------
                                        $ 398,628    456,806     622,993
                                          =======    =======     =======
   Sales of oil and gas, net of
     production costs                   $ 213,678  $ 255,141   $ 353,053
                                          =======    =======     =======

3.   Income Taxes:
     -------------
       At December 31, 1995, net operating losses available for federal income tax purposes total approximately $1,250,000, of which $189,000, $187,000, $237,000, $151,000, $250,000, $36,000 and $200,000 will expire in 1996,
     1997, 1998, 1999, 2000, 2006, and 2007 respectively.  Investment tax credit carryforwards at December 31, 1995, total $13,800 of which, $8,900, $2,000, $2,800, and $100 will expire in 1996, 1997, 1998, and
     1999, respectively, if not utilized.

                BLACK DOME ENERGY CORPORATION

                   December 31, 1995 and 1994


4.   Employment Contracts:
     --------------------
       On May 8, 1991, the Company entered into an employment contract with E.J. Huff as President of Black Dome for a four-year period beginning January 1, 1991 and ending December 31, 1994. The contract provides for annual compensation of $9,600 paid currently and $60,000 to be deferred to the final year of the contract. At December 31, 1994, $240,000 for the first four years of deferred compensation had been recognized by the Company and payment of $140,000 had been made. The deferred compensation is unfunded.
       During 1993 and 1994 in lieu of his $9,600 annual compensation and with approval of the Board of Directors, Mr. Huff accepted 6,800,000 and 7,500,00 restricted (pre reverse split) shares of the Company's no par value common stock and cash compensation of $1,100.
      On December 31, 1994, the Company entered into an employment contract with E.J. Huff as President of Black Dome for the three years ending December 31, 1997 with annual compensation of $100,000 for 1995;
   $125,000 for 1996 and $150,000 for 1997.
       On July 1, 1991, the Company entered into an employment contract with J.R. Albi, Jr., as Executive Vice President of Black Dome for a three-year period beginning July 1, 1991 and ending June 30, 1994. The contract provides for annual compensation of $60,000. Upon execution of the agreement, Mr. Albi received 7,256,000 pre-split shares of the Company's common stock valued at $.00125 per share or $9,070. The shares were restricted for the term of the contract and were forfeitable as follows:
   If Mr. Albi left the employ of the Company prior to June 30, 1992, all of the shares; prior to June 30, 1993, two-thirds of the shares; and prior to June 30, 1994, one-third of the shares. The contract has been fulfilled.

5. Major Customers:
   ---------------
      During the year ended December 31, 1995 sales of oil and gas to two customers totaled approximately $295,000 and $52,000. During the year ended December 31, 1994, sales of oil and gas to two major customers were $336,000 and $154,000. During the year ended December 31, 1993, sales of oil and gas to two customers totaled approximately $132,000 and $242,000.

6.   Supplementary Oil and Gas Information (Unaudited):
    --------------------------------------------------
    Changes in proved oil and gas reserves:

                                   1995                    1994
                               Oil        Gas         Oil        Gas
                              (Bbls)     (Mcf)       (Bbls)     (Mcf)
                              ------     -----       ------     -----
   Proved reserves:
     Balance at beginning of
      year                     9,355    2,031,425    34,990   2,669,089
     Properties sold             ---          ---   (19,247)   (227,135)
     Additions to and
      revisions of previous
      estimates                1,852     (286,289)   (3,641)   (101,313)
     Production               (1,382)    (261,562)   (2,747)   (309,216)
                               ------     -------     -----     -------
     Balance at end of year    9,825    1,483,574     9,355   2,031,425
                               =====    =========     =====   =========

                 BLACK DOME ENERGY CORPORATION

                 Notes to Financial Statements

                   December 31, 1995 and 1994


6. Supplementary Oil and Gas Information (Unaudited), Continued:
   -------------------------------------------------------------

   Proved developed reserves:
        Balance at December 31, 1993          25,985    2,664,920
        Balance at December 31, 1994           9,355    2,031,425
        Balance at December 31, 1995           9,825    1,431,318

   Future net cash flows from proved oil and gas reserves:

                                       Future net cash flows at
                                          December 31, 1995
                                         ------------------
                                         Total       Proved
                                         Proved      Developed
                                         Reserves    Reserves
                                         ---------------------
                 December 31,
                 -----------
                  1996           $    306,423        338,801
                  1997                290,572        271,754
                  1998                232,079        217,449
                  Remainder           853,044        814,673
                                      -------        -------
                                  $ 1,682,118     $1,642,677
                                    =========      =========

     Present value of future net cash flows (discounted at 10%):

                                                   Proved
                                      Proved      Developed
                                      ------      ---------
             December 31,
              -----------
                1993                 2,739,716     2,720,531
                1994                 1,281,621     1,281,621
                1995                 1,196,316     1,175,279

      Changes in present value of estimated future net cash flows from proved oil and gas reserves:

                                                  December 31,
                                          ------------------------------
                                           1995         1994          1993
                                           ----         ----          ----
Present value at beginning of period   $ 1,281,621  $ 2,739,716   $ 2,039,192
 Additions and revisions, net of
 future estimated development and
 productions costs and net of
 properties sold                         128,323     (1,202,954)    1,053,577
Sales of oil and gas, net of
lifting costs                           (213,628)      (255,141)     (353,053)
                                         -------        -------       -------
Present value at end of period       $ 1,196,316     $ 1,281,621  $ 2,739,716
                                       =========       =========    =========

                 BLACK DOME ENERGY CORPORATION

                 Notes to Financial Statements

                   December 31, 1995 and 1994



6. Supplementary Oil and Gas Information (Unaudited), Continued:
   -------------------------------------------------------------
   Summary of oil and gas producing activities on the basis of reserve recognition accounting:

                                                        1995         1994
                                                      ________     ________
  Additions and revisions to present value
   (discounted at 10%) of estimated future
   net revenues of proved oil and gas reserves:
   Additions, net of estimated future development
   and production costs                              $   21,037     $     ---
  Revisions to estimates of reserves
   proved in prior years:
      Changes in prices, net of production
      costs and taxes                                    31,256       (66,517)
  Other revisions                                       (10,327)     (125,100)
  Accretion of discount                                  86,357    (1,011,337)
                                                      ----------   -----------
   Total additions and revisions                        128,323    (1,202,954)
  Less evaluated acquisition, exploration
   and development costs incurred                           ---            ---
                                                      ---------       --------
  Additions and revisions under evaluated
   costs                                                128,323    (1,202,954)
   Provision for income taxes                               ---           ---
                                                        -------    -----------
  Results of oil and gas producing activities
   on the basis of reserve recognition
   accounting                                      $    128,323  $ (1,202,954)
                                                   ============  =============

      The following accounting policies have been used in preparing the Reserve Recognition Accounting (RRA) presentation. The summary of oil and gas producing activities on the basis of RRA was prepared based on the rules of the Securities and Exchange Commission (SEC).
      Under RRA, earnings are recognized as proved reserves are found based on the estimated present value of such reserves, computed as described below. Subsequent revisions to the RRA valuation of proved reserves are included in earnings as they occur. Proved reserves are those quantities of oil and gas which can be expected, with little doubt, to be recoverable commercially at current prices and costs under existing operating methods.
     The proved reserves and related valuations were computed by J.R. Albi, Jr. and audited by Donald M. Osmus, independent petroleum consulting individual, in accordance with the rules of the SEC. Estimated future net revenues were computed by applying current prices received by the Company to estimated future production of reserves, less estimated future development and production costs and windfall profit taxes based on current costs. A discount factor of 10% was applied to the estimated future revenues to compute the estimated present value of proved oil and gas reserves. This valuation procedure does not necessarily result in an estimate of the fair market value of the Company's oil and gas properties.

                 BLACK DOME ENERGY CORPORATION

                   December 31, 1995 and 1994


6. Supplementary Oil and Gas Information (Unaudited), Continued:
   -------------------------------------------------------------
      Totals of proved reserves are inherently imprecise estimates and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.
      The pretax income (loss) reflected in the primary financial statements for oil and gas producing activities corresponds to the pretax income
  (loss) on the basis of RRA of $128,323 in 1995 and $(1,202,954) in 1994 and $1,053,577 in 1993, respectively.
      "Additions to reserves" are the result of current acquisitions and development activities. Increases in prices are the approximate effect on the RRA valuation of proved reserves due to price changes. Other revisions represent the net effect of all revisions to estimated quantities of proved reserves. Accretion of discount was computed by multiplying 10% times the present value of future net revenues as of the beginning of the year, adjusted to reflect downward revisions.
      Evaluated acquisition, exploration, development, and production costs include current and estimated future costs associated with the current year reserve additions. Such expenses include property acquisitions, well costs, lease rentals, and abandonments. The cost of acquiring unproved properties and drilling exploratory wells are deferred until the properties are evaluated and determined to be either productive or nonproductive, at which time they are charged to expense. There were no deferred acquisition and exploration costs at December 31, 1995 and 1994.
      The provision for income taxes is based on the "liability" method computed by applying the current statutory income tax rate to the difference between the year end RRA valuation of proved reserves and the tax basis in the properties less estimated investment tax credits and statutory depletion associated with future development costs.

7.   Commitments and Contingencies:
     ------------------------------
        There were no commitments or contingencies known to management at December 31, 1995.

8.   Related Party Transactions:
     ---------------------------
      On January 27, 1992, the Company issued its one-year note for $35,000 to Clayton Corporation, a company controlled by E.J. Huff, with interest at 8% per annum. On January 27, 1993, the not was renewed and interest paid by issuance of a note for $2,800. On January 27, 1994, an additional note for $2,800 was issued for interest which was included in accrued interest at December 31, 1993. The notes were paid in full in 1994.

9.   Environmental Liabilities:
     --------------------------
      The company's oil and gas operations are subject to various federal, state, and local laws and regulations regarding environmental and ecological matters. These laws and regulations, among other things, impose liability on the Company, as a lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contain groundwater.
      As of December 31, 1995, the Company was not aware of any environmental claims which would have a material impact upon the Company's financial position or results of operations.

                 BLACK DOME ENERGY CORPORATION

                   December 31, 1995 and 1994




10.  Reverse stock split and Treasury Stock
     --------------------------------------
       During 1994, the Company effected a reverse stock split pursuant to which one new share of the Company's Common Stock was issued in exchange for each 1,001 shares of the Company's previously outstanding Common Stock. To the extent that such reverse stock split resulted in any shareholder owning less than a single full share of the Company's common stock, the Company paid cash for each such fractional share in an amount equal to the appropriate fraction of $5.90 per whole share (which represents the fair value of a whole share after the consummation of the proposed reverse stock split as determined by the Company's Board of Directors). To the extent that the proposed reverse stock split resulted in fractional shares held by persons who owned one or more full shares of the Company's common stock after consummation of the reverse stock split, such fractional shares were rounded up or down to the nearest full share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ------------------------------------------------------------
    None applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
    The Company's bylaws provide that the Board of Directors shall consist of not less than three nor more than five members. All members of the Board of Directors will hold office until the next Annual Meeting of Shareholders or until their earlier death, resignation or removal.

    Executive Officers are elected at the first meeting of the Board of Directors following the Annual Meeting of Shareholders. It is anticipated that all of the current officers and directors of the Company will continue to serve in their present capacities until such time as the next annual meeting of shareholders is held.

    The following table sets forth the name and age of each Executive Officer and/or Director, indicating all positions and offices with the Company presently held by him, and the period during which he has served as an officer or as a member of the Board of Directors:

                                                          Period Served
                              Other Positions and          as Officer
                               Offices Held with           or Director
     Name            Age          the Company             of the Company
-------------        ---      ----------------------     ----------------
Edgar J. Huff        72       Chairman of the Board,      President and
                              President and               Director, December
                              Treasurer                   1979 to present;
                                                          Treasurer,November
                                                          1984 to Present

Joseph R. Albi, Sr.  64       None                        Director, February
                                                          1985 to present

Robert C. Huff       45       None                        Director, November
                                                          1987 to present;
                                                          Secretary March 1985
                                                          to September 2, 1994

James E. Huff        41       None                        Director, November
                                                          1987 to present

Tish M. Hartman      35       Secretary -                 N/A
                              September 2, 1994 to
                              Present

    The principal occupation and employment during the last five years and business experience of each Executive Officer and/or Director of Black Dome Energy Corporation, are set forth below.

    Edgar J. Huff: President and Chairman of the Board of Directors of the Company since December, 1979, and Treasurer since November, 1984. Mr. Huff is also the President and Chief Executive Officer and is one of the majority stockholders of Clayton Corporation, a family-owned independent oil and gas company since January, 1972. Mr. Huff is a graduate of Texas Tech University with a B.S. degree in Petroleum Engineering, and has been continuously active in the oil and gas industry as a consulting geologist, petroleum engineer, independent oil operator, Company President and major stockholder of several oil and gas companies during the period of time between 1949 to the present.

    Joseph R. Albi, Sr.: Member of the Board of Directors of the Company since February, 1985. Mr. Albi is a graduate of Regis College with a B.S. degree in Business Administration. He has owned and operated a Denver real estate development and corporate financial consulting business from 1965 to the present. Mr. Albi is a former member of the Colorado House of Representatives, a past Vice President of the Rocky Mountain Better Business Bureau and was selected by presidential appointment to be the Federal
Region VIII Administrator for the American Revolution Bicentennial Administration. Mr. Albi served as a member on the Board of Directors of the Denver Metro Sewer District #1 from 1979 to 1984, and on the Board of Directors of Energy Resources of North Dakota, Inc. from 1980 until
1985. Mr. Albi is retired with the rank of Brigadier General USAF Reserve where his position was Mobilization Assistant to the USAF Chief of Security Police.

    Robert C. Huff: Member of the Board of Directors of the Company since November 1987. Mr. Huff held the position of Secretary of the Company from March 1985 to September 2, 1994. From June of 1979 through December of 1991, he was employed in various capacities (most recently as Manager, Facilities Operations) for Atlantic Richfield Company. From December, 1991 through November 1993, Mr. Huff was the President and owner of Clayton Consulting, Inc., a privately-held facilities management consulting firm. From November of 1993 to October 1995, Mr. Huff served as Facilities Manager with the Dial Corporation located in Scottsdale, Arizona. Since October 1995 to the present time, he has been and currently is employed by Hilti Corporation, an international company with western hemisphere headquarters in Tulsa, Oklahoma, as Director of Administrative Operations. He is a Certified Facilities Manager certified by the International Facilities Management Association ("IFMA"). Mr. Huff is a 1972 graduate of the University of Colorado with a degree in business, and a 1974 graduate of Colorado State University with a degree in Industrial Construction Management.

    James E. Huff: Member of the Board of Directors of the Company since November 1987. Mr. Huff worked continuously and extensively in the oil and gas industry from 1977 to 1986, first as a landman for a major oil and gas company, and later as an independent landman, consultant and manager of his own exploration office in North Dallas, Texas. From June 1986 to February 1990 Mr.Huff was employed by Electronic Data Systems Corporation as a regional marketing director, southwestern region USA, in Plano, Texas. Since February 1990 Mr. Huff has been employed by Computer Science Corporation in the Dallas, Texas area. In September 1994, Mr. Huff accepted a transfer to Houston, Texas where he opened the CSC Consulting office. At the present time, he is a partner in CSC Consulting and Manager of the CSC Consulting Houston, Texas office. Mr. Huff graduated from the University of Colorado in 1977 with a degree in business administration.

    Tish M. Hartman: Ms. Hartman has been employed in the oil and gas industry with Black Dome Energy Corporation since April 18, 1985 in the capacity of Administrative Assistant to Edgar J. Huff. Ms. Hartman held the position of Assistant Corporate Secretary from July 22, 1985 to September 1, 1994, and has held the position of Corporate Secretary from September 2, 1994 through the present. Ms. Hartman does not perform policy making or similar functions for the Company.

    There is no family relationship between any Director or nominee for Director of the Company and any other Director or Executive Officer of the Company, except that Messrs. Robert C. Huff and James E. Huff are brothers and the children of Edgar J. Huff and Mr. Joseph R. Albi, Sr. is the father of Mr. Joseph R. Albi, Jr.

                           DIRECTORS' MEETING


         During 1995, there were no Directors' meetings held.


ITEM 11.    EXECUTIVE COMPENSATION.
--------    -----------------------
Executive Compensation
----------------------
    The following tabular information includes all plan and non-plan compensation paid to the Company's president and all other executive officers whose total annual salary and bonus is $100,000 or more for the three fiscal years ended December 31, 1995:


                                 SUMMARY COMPENSATION
                              Annual Comp.               Long-Term Comp.
                           ---------------------------  -------------------
                                                         Awards Payouts
                                                         --------------
                                       Other   Rest.  Securities
Name and                               Annual  Stock  underlying  LTIP    All
Principal               Salary   Bonus   Comp.  Awards Options    Payouts Other
Position         Year   ($)      ($)    ($)     ($)     (#)        ($)   Comp.
---------        ----  ------   -----   ----   ------ ---------- ------- -----
Edgar J. Huff    1995 100,000*   0       0       0       0          0      0
(President, CEO, 1994 60,000(1) 9,600(2) 0       0       0          0      0
 Treasurer and   1993 60,000(1)   225(3) 0     9,375(3)  0          0      0
 Chairman of the
 Board)

Joseph R. Albi,  1995      0(4)  0       0         0(4)  0          0      0
Jr. (Exec. Vice  1994 35,000(4)  0       0     3,023(4)  0          0      0
President)       1993 60,000(4)  0       0     3,023(4)  0          0      0


    * See Employment Contracts and Termination of Employment and Change of Control Arrangements (Page 33).

    (1) On May 11, 1991, the Company entered into a four-year Employment Contract with Mr. Edgar J. Huff, which provides for deferred compensation of $60,000 per year to be payable in July 1994 ($180,000). In July 1994, $140,000 of the $180,000 deferred compensation was paid and $40,000 of the $180,000 compensation was further deferred until 1995. The

$60,000 deferred salary for 1994, and the $9,600 bonus for 1994 due to be paid in January 1995 have been further deferred, and are carried on the books of the Corporation as a liability.

    (2) Mr. Huff's Employment Contract dated May 11, 1991, also provides for the payment of an annual bonus in the amount of $9,600. Mr. Huff's 1993 earned bonus of $9,600 was not paid as of December 31, 1993, however it was paid during fiscal year 1994. During fiscal 1994, Mr. Huff received the 1993 earned bonus which was paid in stock and cash. The earned bonus of $9,600 for 1994 due in January 1995 has been further deferred.

    (3) In 1994, the Board of Directors of the Company authorized the issuance of 7,500,000 shares of no par value restricted common stock, plus a cash payment of $225.00 to Mr. Huff as payment of the contractual bonus of $9,600 earned by Mr. Huff for the calendar year 1993. The Board of Directors determined the price of $0.00125 per share to be a fair and reasonable value to the Company for such shares when considering, among other things, the current net tangible book value of the Company's assets, its existing debt obligations, the current lack of any existing trading market for the Company's shares, the absence of any market makers for the Company's shares, the lack of any ascertainable market value for the Company's common stock, and the restricted nature of the shares to be issued.

    (4) On July 1, 1991, the Company entered into a three-year Employment Contract with Mr. Joseph R. Albi, Jr. which provides for annual compensation of $60,000 per year ($5,000/month) and the issuance of 7,256,000 shares of the restricted no par value Common Stock of the Company valued at $.00125 per share or $9,070. The shares were restricted for the term of Mr. Albi's contract which began on July 1, 1991 and ended on June 30, 1994 and were forfeitable as follows: If Mr. Albi left the employ of the Company prior to June 30, 1992, all of the shares would be forfeited; prior to June 30, 1993, two-thirds of the shares would be forfeited; and prior to June 30, 1994, one-third of the shares would be forfeited. Mr. Albi left the employ of the Company on June 30, 1994 and became vested in the entire 7,256,000 shares of restricted no par value common stock of the Company.

    Compensation of Directors
    -------------------------
Standard Arrangements. Directors of the Company receive a fee of $100 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses. During 1995, no payments were made to the Directors of the Company.

    Other Arrangements. There are no other arrangements pursuant to which the Company's Directors receive compensation from the Company for services as Directors.



                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                         Individual Grants                  Pot. Realizable
            --------------------------------------------        Value at
                 Number of                                 Assumed Rates of
                 Securities   % of Total                   Stock Price App.
                 Underlying    Options                      for Opt. Term.
                 Options      Granted to  Exercise   Exp.  ----------------
Name             Granted      Employees    Price     Date    5%($)   10%($)
--------------   ---------    ----------  --------   ----    -----   ------
Edgar J. Huff       0(1)          0           0       0        0       0

    (1) No stock options have been issued by the Company during 1995. As of December 31, 1995, the Company does not have a stock option plan available to any employee and/or director of the Company.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES



                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      In-the-Money
                                             Options at       Options at
                   Shares                     12/31/95         12/31/95
                 Acquired on      Value      Exercisable/     Exercisable/
Name             Exercise(#)    Realized($) Unexercisable    Unexercisable
-------------    -----------    ----------- -------------    -------------
Edgar J. Huff       0(1)           0              0                0

    (1) No stock options were exercised during fiscal year 1995. As of December 31, 1995, the Company does not have a stock option plan available to any employee and/or director of the Company.

    As of December 31, 1995, the Company does not have an Incentive Stock Option Plan available to its employees and/or directors.

           LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

    The following table sets forth each award made to a named executive officer in the last completed fiscal year under any LTIP:

       LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                              Estimated Future Payouts
                                          under Non-Stock Price-Based Plans
                                          ---------------------------------
(a)               (b)               (c)             (d)       (e)       (f)
                Number of     Performances or
               Shares,Units  Other Period Until
                 or Other      Maturation or     Threshold  Target   Maximum
Name            Rights (#)        Payout         ($ or #)  ($ or #)  ($ or #)
----           ------------  ------------------  --------- --------  --------
Edgar J. Huff       -0-              N/A             -0-     -0-        -0-

    On May 1, 1993, the Board of Directors of the Company adopted an IRS approved (Model Form 5035-A) Salary Deferred Simplified Employee Pension Plan (SAR-SEP) allowing eligible salaried employees to contribute (through elective deferrals) a portion of their salary on a before tax basis to individual IRA accounts set up on behalf of the Company. Should employee contributions be such that the Plan is deemed "top-heavy" for any Plan year (as defined by the IRS), the Company will be required to contribute an amount to non-key employees (not to exceed 3% of their annual compensation) for that plan year. During fiscal year ended December 31, 1995, the Company contributed $666 to the IRA accounts of non-key employees to satisfy "top-heavy" Plan requirements for the year 1995.

Other Compensation
------------------
    No other compensation (not covered by the above categories) was paid or distributed during the last fiscal year to any executive officer of the Company.

Employment Contracts and Termination of Employment and Change of Control Arrangements

    Effective December 31, 1994, the Board of Directors approved a new three-year employment agreement with the President of the Company, Mr. Edgar
J. Huff, for his continued services. The Agreement became effective January 1, 1995. It is a standard employment agreement with standard disability, death and term clauses, providing for a deferred salary of $100,000 for the year 1995 to be paid on January 5, 1996; a deferred salary of $125,000 for the year 1996 to be paid on January 5, 1997 and a deferred salary of $150,000 for the year 1997 to be paid on January 5, 1998. The agreement further provides for the Company to carry insurance on the life of Mr. Huff in the amount of $250,000. Premiums are to be paid by the Company and such sum shall be payable to the Company in the event of Mr. Huff's demise during the term of the Employment Agreement. The Employment Agreement further provides that, should there not be sufficient cash each year as provided in the agreement so that the lump sum is not available, then Mr. Huff may be paid with any class of the Company's stock as may be mutually agreed between Mr. Huff and the Company; provided, however, that there shall be deducted from all compensation paid to Mr. Huff, such sums, including, but without limitation to, social security, income tax withholding and unemployment insurance, as the Company is by law obligated to do.

    The Employment Agreement may be mutually terminated prior to the maximum period of three (3) years whereupon Mr. Huff shall be entitled to all current and deferred compensation earned by him to the date of termination.

    The Company has no compensatory plan or arrangement, including payments to be received from the Company, with respect to any individual named above for the latest or the next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
          ---------------------------------------------------
    The following table sets forth as of March 21, 1996, information with respect to the ownership of the Company's No Par Value Common Stock by each person, including any "group" as that term is defined in Section 13(d) (3) of the Securities Exchange Act of 1934, known by the Company to own beneficially more than five percent of its outstanding equity securities, and by its Directors and Officers individually and by its Officers and Directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                             Amount and
                                             Nature of
Name and Address                             Beneficial           Percent
of Beneficial Owner       Title of Class     Ownership (1)        of Class
-------------------       --------------     -------------        --------
Edgar J. Huff(2)           Common Stock        43,698              59.25%
1536 Cole Blvd., Ste 325   (No Par Value)
Golden, CO 80401

James E. Huff(3)           Common Stock         1,099               1.49%
2414 Briar Ridge Dr.       (No Par Value)
Houston, TX 77057

Robert C. Huff(3)          Common Stock           999               1.35%
9930 S. 87th E. Ave.       (No Par Value)
Tulsa OK 74133

Joseph R. Albi, Sr.(3)     Common Stock           300                .41%
P.O. Box 5271, T.A.        (No Par Value)
Denver, CO 80217

Tish M. Hartman (4)        Common Stock           400                .54%
1536 Cole Blvd., Ste 325   (No Par Value)
Golden, CO 80401

Officers and/or            Common Stock        46,496              63.04%
Directors as a             (No Par Value)
Group (5 persons)

     (1) All beneficial owners have sole voting and investment power over shares indicated in the table.

     (2)  President, Treasurer and Director of the Company.

     (3)  Director of the Company

     (4)  Corporate Secretary


    Edgar J. Huff currently controls the Company by virtue of his ownership of 59.25% of the Company's outstanding Common Stock. There is no arrangement known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------   -----------------------------------------------
Transactions with Management and Others
---------------------------------------
    No Director or Executive Officer of the Company, nominee for election as a Director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any member of the immediate family of any such persons, has had any transaction, or series of similar transactions, since the beginning of the Company's last fiscal year, or has any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any of such persons had or will have any direct or indirect material interest.

Related Party Transactions
--------------------------
    All cash and note obligations to Clayton Corporation, a company controlled by Edgar J. Huff, from Black Dome Energy Corporation were paid to Clayton Corporation in fiscal 1994.

Certain Business Relationships
------------------------------
    No director or nominee for director is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during the Company's current fiscal year, payments to the Company or its subsidiary for property or services in excess of five percent of (i) the Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

    No director or nominee for director is, or during the last fiscal year has been, an executive officer of or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Company or its subsidiary has made during the Company's last full fiscal year, or proposes to make during the Company's current fiscal year, payments for property or services in excess of five percent of (i) the Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

    No director or nominee for director is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially, in excess of ten percent equity interest in, any business or professional entity to which the Company was indebted at the end of the Company's last full fiscal year in the aggregate amount in excess of five percent of the Company's total consolidated assets at the end of such fiscal year.

    No director or nominee for director is, or during the last fiscal year has been, a member of, or of counsel to, a law firm that the Company has retained during the last fiscal year or proposes to retain during the current fiscal year where the dollar amount of such fees paid to such law firm exceeded five percent of such law firm's gross revenues for its past fiscal year.

    No director or nominee for director is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for the Company, other than as a participating underwriter in a syndicate, during the last fiscal year or that the Company proposes to have performed during the current year.

    There are no other relationships that the Company is aware of between a director or nominee for director and the Company that are substantially similar in nature and scope to those relationships listed above.

Indebtedness of Management
--------------------------
    No director or executive officer of the Company, nominee for election as a director, any member of the immediate family of such persons, corporation or organization (other than the Company or a majority-owned subsidiary of the Company) of which any of such persons is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, or any trust or other estate in which any of such persons has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

                                PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.
            ------------------------------------------------------

     a)(1) The following financial statements are filed as part of this report:

     Report of Independent Certified Public Accountants

     Financial Statements:

       Balance Sheets, December 31, 1995 and 1994

       Statements of Operations for the years ended December 31, 1995, 1994 and 1993

       Statement of Shareholders' Equity for the years ended
       December 31, 1995, 1994 and 1993

       Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993

       Notes to financial statements

       Schedule V - Property, Plant and Equipment

       Schedule VI - Accumulated Depreciation, Depletion and
       Amortization of Property, Plant and Equipment

       Schedules other than those listed above have been omitted since they either are not required or are not applicable.

       Form EX-27 - Financial Data Scheudule

                                                           Sequential
     (a)(3)  Exhibits:                                     Page Number
             ---------                                     -----------
                3      Articles of Incorporation and
                       Bylaws (incorporated by
                       reference to Registration
                       Statement on Form S-1, SEC
                       File No. 2-67734)                        --

               24      Consent of Joseph R. Albi, Jr.           40

               25      Consent of Donald M. Osmus               41




     (b) No reports on Form 8-K were filed by Black Dome during the last quarter of the period covered by this report.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)       BLACK DOME ENERGY CORPORATION
BY (Signature)     /s/ Edgar J. Huff
(Date)             March 22, 1996
(Name and Title)   Edgar J. Huff, President,
                   Chief Executive Officer,
                   Chief Financial Officer and
                   Principal Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                       Name and Capacity


BY (Signature)    /s/ Edgar J. Huff, Director
(Date)            March 22, 1996


BY (Signature)    /s/ Joseph R. Albi, Sr., Director
(Date)            March 22, 1996


BY (Signature)    /s/Robert C. Huff, Director
(Date)            March 22, 1996


BY (Signature)    /s/ James E. Huff, Director
(Date)            March 22, 1996

                           Joseph R. Albi, Jr.
                             P.O. Box 260022
                    Highlands Ranch, Colorado 80163-0022


March 9, 1996

I, Joseph R. Albi Jr., hereby consent to the use of and/or reference to my report estimating Black Dome Energy Corporation's reserves and revenues as of January 1, 1996 in the Annual Report on Form 10-K of Black Dome Energy Corporation. I also consent to the reference to my name in the Annual Report on Form 10-K. The estimated reserves and revenues attributable to certain Black Dome Energy Corporation leasehold presented in my report were based on an engineering evaluation utilizing data supplied by Black Dome Energy Corporation.

Sincerly,

/s/ Joseph R. Albi Jr.

Joseph R. Albi Jr.
B.S. Petroleum Engineering
Colorado School of Mines, 1982
M.S. Mineral Economics
Colorado School of Mines, 1986

                           Donald M. Osmus
                        9330 S. Meredith Court
                       Littleton, Colorado 80124


March 10, 1996


I, Donald M. Osmus, hereby consent to the use of and/or reference to my report auditing Black Dome Energy Corporation's reserves and revenues as of January 1, 1996 in the Annual Report on Form 10-K of Black Dome Energy Corporation. I also consent to the reference to my name in the Annual Report on Form 10-K. The estimated reserves and revenues attributable to certain Black Dome Energy Corporation leasehold presented in my audit report were based on an engineering evaluation prepared by Black Dome Energy Corporation.

Sincerely,

/s/ Donald M. Osmus

Donald M. Osmus
Petroleum Engineer Consulant