Form 10-Q/A
period 1996-03-31
BLACK DOME ENERGY CORP
filed 1996-05-14
CIK 316704

                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 2054
                         FORM 10Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996    Commission File Number 0-9394

       ___________BLACK DOME ENERGY CORPORATION_____________
       (Exact name of registrant as specified in its charter)


  _____________Colorado____________      __________84-0808397_______
 (State or other jurisdiction of                  (IRS Employee
  incorporation or organization)                Identification No.)

    1536 Cole Blvd., Ste #32
_______Golden,_Colorado_______           __________80401____________
 (Address of principal executive                    (Zip code)
  offices)

Registrant's telephone number, including area code: (303)231-9059
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        __X__ Yes     _____  No

At March 31, 1996, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                  BLACK DOME ENERGY CORPORATION
                  -----------------------------
                      INDEX TO FORM 10-Q
                      ------------------
                        MARCH 31, 1996
                        --------------

PART I - FINANCIAL INFORMATION                                     PAGE
                                                                   ----

Item 1.  Financial Statements
- -----------------------------
              Consolidated condensed balance                         3
              sheet at March 31, 1996 and
              December 31, 1995.

              Consolidated statement of                              5
              operations for the three-month
              periods ended March 31, 1996 and 1995.

              Consolidated condensed statement                       6
              of cash flows for the three-month
              periods ended March 31, 1996 and 1995.


Item 2.  Management's Discussion and                                 7
- ------------------------------------
 Analysis of Financial Conditions and
 ------------------------------------
 Results of Operations
 ---------------------

PART II - OTHER INFORMATION                                          8


                        -----------------------------

     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements
- -----------------------------
      BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
      --------------------------------------------
          CONSOLIDATED CONDENSED BALANCE SHEET
          ------------------------------------

                                                  March 31,      December 31,
                                                 ____1996__      ____1995____
                                                 (Unaudited)        (Note)

            ASSETS
            ------
Current Assets:

       Cash                                       $ 64,579        $ 63,008

       Accounts Receivable                          78,370          80,130
                                                  --------        --------

           Total current assets                   $142,949        $143,138
                                                  --------        --------

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)                 182,536          220,99

       Materials and supplies                       45,829           44,92

       Other property and equipment - net              238           1,988
                                                   -------          ------

             Total assets                         $371,552         $411,04
                                                ==========       =========

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

     BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
     --------------------------------------------
     CONSOLIDATED BALANCE SHEET (CONT'D)
     -----------------------------------
                                       March 31,        December 31,
                                     ____1996___         ____1995____
                                      (Unaudited)          (Note)

                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------
Current Liabilities:
  Accounts Payable                    $ 103,138           $  79,24

  Note Payable - Bank                    64,968              84,98

  Other Payables                          9,600              9,600
                                      ---------           --------
        Total Current Liabilities       177,706            173,830
                                      ---------           --------
  Deferred Liability                    191,250            160,000
                                      ---------           --------
Stockholders' Equity
  Common stock; no par value
  authorized 10,000,000 shares
  issued and outstanding 73,755
  and 73,455 shares, respectively     2,170,353           2,170,353

  Accumulated deficit                (2,167,757)         (2,093,137)
                                      ---------           ---------
       Total stockholders' equity         2,596              77,216
                                      ---------           ---------
       Total liabilities and
       stockholders' equity         $   371,552         $   411,046
                                   ============        ============



Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

     BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
     --------------------------------------------
     CONSOLIDATED STATEMENT OF OPERATIONS
     ------------------------------------
                                                     Three Months
                                                        Ended
                                                       March 31,
                                                     ------------
                                                  1996          1995
                                                 ------        ------
                                                     (Unaudited)

 Oil and gas sales                             $117,235        $135,948

   Operating income                               2,839           2,839

   Interest Income                                   77              67

   Miscellaneous                                 <   54>            305
                                               --------        --------
      Total                                    $120,097        $139,159
                                               --------        --------
Expenses:

   Oil & Gas production                          73,227           43,33

Production and windfall
   profit taxes                                   6,405            --

Depreciation, depletion
   and amortization                              46,750          16,500

General & Administrative                         66,920          69,755

Interest Expense                                  1,415           --
                                                 ------          ------

      Total                                    $194,717        $129,586
                                               --------        --------
Income (loss) before
 taxes                                         $(74,620)       $  9,572

Provision for Income
 taxes                                             --           < 1,435>

Net Income (Loss) before
 Income Tax Benefit                            $(74,620)         $8,137
                                               --------          ------
Income Tax Benefit                                   --           1,435
                                               --------          ------
 Net Income (loss)                             $(74,620)       $  9,572
                                               ========         =======
Income per common and
 common equivalent share                       $  <1.01>       $  <.013>
                                               =========       =========

       BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
       --------------------------------------------
       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
       ----------------------------------------------
                                                  Three Months Ended
                                                       March 31,
                                                   1996         1995
                                                  ------       ------
                                                      (Unaudited)

Net Cash Flows Provided <USED> By Operating
  Activities                                    $(74,620)      $  9,572


Net Cash Used In Investing Activities             56,172       <  6,053>

Net Cash Used In Financing Activities             20,019           --


Net Increase(Decrease) in Cash                  $  1,571       $  3,519
                                                ========       ========

Item 2.  Management's Discussion and Analysis of Financial
- -----------------------------------------------------------
  Condition and Results of Operations.
  ------------------------------------

General
- -------
This discussion and analysis covers variations in the balance sheets December 31, 1995, and March 31, 1996, and in the statements of operations and changes in cash flows for the three-month periods ended March 31, 1996 and 1995.

Liquidity and Capital Resources
- -------------------------------
Cash increased by $1,571 from December 31, 1995 to the end of the first quarter, 1996. This increase in cash was attributable primarily to the maintenance and recompletion of existing oil and gas properties. Cash flows and current revenues are estimated to be sufficient to meet anticipated operating requirements for more than one year.

Results of Operations
- ---------------------
       Oil and gas sales have decreased compared to the three-month period in 1995 due to decreased production from the Company's operated oil and gas properties.

       Gross income from Company owned and operated wells is comparable to the three-month period ended March 31, 1995.

       Interest income is comparable to the prior period in 1995.

       Depreciation, Depletion and Amortization (DDA) for the period has increased from the same three-month period in 1995.

       The Company's exploration expense reflects minimal exploration activity for both periods.

       Oil and gas production expenses were substantially higher in the three-month period of 1996 due to workover costs.

       The Company's General and Administrative expense for the quarter ended March 31, 1996, decreased compared to the first quarter of 1995. Management is attempting to contain general and administrative expenses by fully utilizing its existing personnel.

PART II-  OTHER INFORMATION
- ---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------
       (a)  Exhibits:  None

       (b)  Reports:   None

        EX-27 FINANCIAL DATA SCHEDULE

                           SIGNATURES
                           ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

(REGISTRANT)                                BLACK DOME ENERGY CORPORATION
BY (SIGNATURE)                              /s/ Edgar J. Huff
(DATE)                                      May 10,1996
(NAME AND TITLE)                            Edgar J. Huff, President and
                                            Chief financial Officer