Form 10-Q
period 1996-06-30
BLACK DOME ENERGY CORP
filed 1996-08-08
CIK 316704

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996        Commission File Number 0-9394

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


__X__ Yes     _____  No

At June 30, 1996, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                       BLACK DOME ENERGY CORPORATION

                             INDEX TO FORM 10-Q

                                JUNE 30, 1996


PART I - FINANCIAL INFORMATION                                 PAGE


     Item 1.  Financial Statements.

              Consolidated condensed balance                     3
              sheet at June 30, 1996 and
              December 31, 1995.

              Consolidated statement of                          5
              operations for the six-month
              periods ended June 30, 1996 and 1995.

              Consolidated condensed statement                   6
              of cash flows for the six-month
              periods ended June 30, 1996 and 1995


     Item 2.  Management's Discussion and                        7
       Analysis of Financial Conditions and
       Results of Operations.


PART II - OTHER INFORMATION                                       8

                      ------------------------------
     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
       --------------------------------------------
          CONSOLIDATED CONDENSED BALANCE SHEET
          ------------------------------------

                                          June 30,     December 31,
                                        ____1996_____   ____1995____
                                         (Unaudited)        (Note)

                 ASSETS
                 ------

Current Assets:

       Cash                                 $134,762      $ 63,008

       Accounts Receivable                    81,926        80,130
                                            --------      --------

             Total current assets           $216,688      $143,138
                                            --------      --------

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)           105,108       220,994

       Materials and supplies                 45,952        44,926

       Other property and equipment - net        238         1,988
                                             -------       -------

             Total assets                  $ 367,986     $ 411,046
                                           =========     =========

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

  BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEET (CONT'D)
  --------------------------------------------

                                        June 30,        December 31,
                                      ____1996___       ____1995____
                                      (Unaudited)          (Note)

                 LIABILITIES_AND_STOCKHOLDER'S_EQUITY
                 ------------------------------------
Current Liabilities:

  Accounts Payable                       $  79,275       $  79,243

  Note Payable - Bank                       53,297          84,987

  Other Payables                             9,600           9,600
                                           -------         -------
        Total Current Liabilities          142,172         173,830
                                           -------         -------
  Deferred Liability                       222,500         160,000
                                           -------         -------
Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
  and 73,455 shares, respectively        2,170,353       2,170,353

  Accumulated deficit                   (2,167,039)     (2,093,137)
                                        -----------     -----------
       Total stockholders' equity            3,314          77,216
                                        -----------     -----------
       Total liabilities and
       stockholders' equity            $   367,986     $   411,046
                                       ============    ============



Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

       BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS
       --------------------------------------------

                                     Six Months Ended June 30,
                                        1996           1995
                                       ---------------------
                                            (Unaudited)

Revenue:
 Oil and gas sales                    $296,226       $223,177

   Operating income                      5,678          5,678

   Interest Income                         158            198

   Miscellaneous                            --            248
                                      --------       --------
      Total                           $302,062       $229,301
                                      --------       --------
Expenses:

   Oil & Gas production                104,409         96,726

Production and windfall
   profit taxes                         16,640         13,435

Depreciation, depletion
   and amortization                     83,500         33,000

General & Administrative               171,415        135,265

      Total                           $375,964       $278,426
                                      --------       --------
Income (loss) before
 taxes                                $<73,902>      $<49,125>

Provision for Income
 taxes                                     --             --

   Net Income (Loss) before
    Income Tax Benefit                $<73,902>      $<49,125>
                                      ---------      ---------
Income Tax Benefit                         --             --

   Net Income (loss)                  $<73,902>      $<49,125>
                                      ========       ========
Income per common and
 common equivalent share              $  <1.00>     $    <.67>
                                      =========     =========





       BLACK DOME ENERGY CORPORATION AND SUBSIDIARY
       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
       ----------------------------------------------

                                                       Six Months
                                                         Ended
                                                        June 30,
                                                   ------------------
                                                   1996          1995
                                                       (Unaudited)

   Net Cash Flows Provided <USED> By
      Operating  Activities                     $<73,902>     $<49,125>


   Net Cash Used In Investing Activities         118,880        28,767

   Net Cash Used In Financing Activities          26,776            --
                                                 -------       -------

   Net Increase(Decrease) in Cash               $ 71,754      $<20,358>
                                                ========       ========






Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

General
- -------
This discussion and analysis covers variations in the balance sheets December 31, 1995, and June 30, 1996, and in the statements of operations and changes in cash flows for the six-month periods ended June 30, 1996 and 1995.

Liquidity_and_Capital_Resources
- -------------------------------
Cash increased by $71,754 from December 31, 1995 to the end of the second quarter, 1996. This increase in cash was attributable primarily to the maintenance and recompletion of existing oil and gas properties. Cash flows and current revenues are estimated to be sufficient to meet anticipated operating requirements for more than one year.

Results_of_Operations
- ---------------------
Oil and gas sales have increased compared to the six-month period in 1995 due to increased production from the Company's operated oil and gas properties.

Gross income from Company owned and operated wells is comparable to the six-month period ended June 30, 1995.

Interest income is comparable to the prior period in 1995.

Depreciation, Depletion and Amortization (DDA) for the period has increased from the same six-month period in 1995.

The Company's exploration expense reflects minimal exploration activity for both periods.

Oil and gas production expenses are comparable to the six-month period of 1996.

The Company's General and Administrative expense for the quarter ended June 30, 1996, increased compared to the second quarter of 1995. Management is attempting to contain general and administrative expenses by fully utilizing its existing personnel.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits:  None

       (b)  Reports:   None

Form EX-27  Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

(Registrant)                       BLACK DOME ENERGY CORPORATION
BY (Signature)                     /s/ Edgar J. Huff
(Date)                             August 6, 1996
(Name and Title)                   Edgar J. Huff, President
                                   and Chief Financial
                                   Officer