Form 10-Q
period 1996-09-30
BLACK DOME ENERGY CORP
filed 1996-11-13
CIK 316704

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10Q
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996           Commission File Number 0-9394

                     BLACK DOME ENERGY CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Colorado                                  84-0808397
  ------------------------------                   ------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)

    1536 Cole Blvd., Ste #325
        Golden,_Colorado                              80401
  ------------------------------                    --------
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


                             __X__ Yes    _____  No

At September 30, 1996, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                    BLACK DOME ENERGY CORPORATION
                    -----------------------------
                         INDEX TO FORM 10-Q
                         ------------------
                         SEPTEMBER 30, 1996
                         ------------------

PART I - FINANCIAL INFORMATION                               PAGE
------------------------------                               ----

     Item 1.  Financial Statements.

              Condensed balance sheet                           3
              at September 30, 1996 and
              December 31, 1995.

              Statement of operations for                       5
              for the nine-month periods ended
              September 30, 1996 and 1995.

              Condensed statement of cash flows                 6
              for the nine-month periods ended
              September 30, 1996 and 1995


     Item 2.  Management's Discussion and                       7
        Analysis of Financial Conditions and
        Results of Operations.


PART II - OTHER INFORMATION                                     8


                        ------------------------------

     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-----------------------------
     BLACK DOME ENERGY CORPORATION

          CONDENSED BALANCE SHEET

                                           September 30,    December 31,
                                              1996              1995
                                           -----------       ----------
                                           (Unaudited)         (Note)

                 ASSETS
                 ------
Current Assets:

       Cash                               $  230,211        $   63,008

       Accounts Receivable                    72,615            80,130
                                          ----------        ----------

             Total current assets         $  302,826        $  143,138
                                          ----------        ----------

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)           120,095           220,994

       Materials and supplies                 29,017            44,926

       Other property and equipment - net       --               1,988
                                           ---------          --------

             Total assets                  $ 451,938         $ 411,046
                                           =========         =========

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME ENERGY CORPORATION
-----------------------------
BALANCE SHEET (CONT'D)
----------------------

                                         September 30,      December 31,
                                             1996              1995
                                          ---------          ----------
                                         (Unaudited)           (Note)

                     LIABILITIES  AND STOCKHOLDER'S EQUITY
                     -------------------------------------
Current Liabilities:

  Accounts Payable                     $   113,634           $    79,243

  Note Payable - Bank                       33,758                84,987

  Other Payables                             9,600                 9,600

  Deferred Compensation                    222,500               160,000
                                        ----------            ----------
        Total Current Liabilities          379,492               333,830
                                        ----------            ----------
  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
                                         2,170,353             2,170,353

  Accumulated deficit                   (2,097,907)           (2,093,137)
                                        -----------           -----------
       Total stockholders' equity           72,446                77,216
                                        -----------           -----------
       Total liabilities and
       stockholders' equity             $  451,938            $  411,046
                                        ===========           ==========



Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME ENERGY CORPORATION
-----------------------------
        STATEMENT OF OPERATIONS
        -----------------------

                                                    Nine Months
                                                       Ended
                                                   September 30,
                                          ------------------------------
                                           1996                    1995
                                          ------                  ------
                                                   (Unaudited)
Revenue:

 Oil and gas sales                       $441,954                 $328,573

   Operating income                         8,517                    8,517

   Interest Income                            236                      357

   Miscellaneous                               --                      290
                                          --------                --------
      Total                               $450,707                $337,737
                                          --------                --------
Expenses:

   Oil & Gas production                    135,490                 141,944

Production and windfall
   profit taxes                             24,690                  19,465

Depreciation, depletion
   and amortization                        120,000                 150,000

General & Administrative                   175,297                 177,401


      Total                               $455,477                $488,810
                                          --------                --------
   Net Income (loss)                      $< 4,770>              $<151,073>
                                          =========              ==========
Income per common and
 common equivalent share                  $  < .06>               $  <2.05>
                                          =========               =========


The Company changed its line of credit in 1995 to a term note payable in the amount of $91,509.

BLACK DOME ENERGY CORPORATION
-----------------------------
       CONDENSED STATEMENT OF CASH FLOWS
       ---------------------------------

                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                  -------------------------
                                                   1996               1995
                                                  ------             ------
                                                       (Unaudited)

   Cash flows from operating activities:
     Net earnings (loss)                        $<  4,770>         $<151,073>
     Depreciation, depletion, amortization        120,000            150,000

   Changes in assets and liabilities:
     Increase (decrease) in receivables             7,515              2,480
     Increase (decrease) in accounts payable       34,391             15,501
     Increase (decrease) in other liabilities          --              2,294
     Increase (decrease) in deferred comp.         62,500             44,600
                                                 --------           --------
       Net cash provided (used) by                219,636             63,802
        operating activities                     --------           --------

   Cash flows from investing activities:
     Purchase of equipment                       < 17,113>          < 17,832>
     Purchase of well equipment inventory,
      net of transfers to wells                    15,909           < 10,696>
                                                  --------           -------
       Net cash (used in) provided by
        investing activities                     <  1,204>          < 28,528>
                                                 ---------          ---------
   Cash flows from financing activities:
     Increase (decrease) in line-of-credit             --           < 41,215>

   Increase (Decrease) in notes payable           <51,229>          < 14,467>
                                                  --------          ---------
       Net cash (used in) provided by
        financing activities                      <51,229>          < 55,682>
                                                  --------          ---------
       Increase (decrease) in cash                167,203           < 20,408>

   Cash balance at beginning of period             63,008             53,429
                                                ---------          ---------
   Cash balance at end of period                $ 230,211          $  33,021
                                                =========          =========






Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

General
-------
This discussion and analysis covers variations in the balance sheets December 31, 1995, and September 30, 1996, and in the statements of operations and changes in cash flows for the nine-month periods ended September 30, 1996 and 1995.

 The Company is currently preparing a proxy for a meeting of its shareholders. Due to declining reserves and the difficulty of replacing the reserves, the Company's liquidity on an ongoing basis is becoming difficult to maintain and the Company will present to its shareholders a motion to consider possible liquidation.


Liquidity and Capital Resources
-------------------------------
Cash increased by $167,203 from December 31, 1995 to the end of the third quarter, 1996. This increase in cash was attributable primarily to maintenance and increase in product prices. Cash flows and current revenues are estimated to be sufficient to meet anticipated operating requirements for more than one year.

Results of Operations
---------------------
Oil and gas sales have increased compared to the nine-month period in 1995 due to better product prices from the Company's operated oil and gas properties.

Interest income is comparable to the prior period in 1995.

Depreciation, Depletion and Amortization (DDA) for the period has decreased compared to the same nine-month period in 1995.

The Company's exploration expense reflects minimal exploration activity for both periods.

Oil and gas production expenses are comparable for the nine-month periods of 1996 and 1995.

The Company's General and Administrative expense for the nine-months ended September 30, 1996, decreased slightly for the nine months as compared to the third quarter of 1995. Management is attempting to contain general and administrative expenses by fully utilizing its existing personnel.

PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
       (a)  Exhibits:  None

       (b)  Reports:   None


                             SIGNATURES
                             ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

(Registrant)                                BLACK DOME ENERGY CORPORATION
BY (Signature)                              /s/ Edgar J. Huff
(Date)                                      November 11, 1996
(Name and Title)                            Edgar J. Huff, President
                                              and Chief Financial Officer