Form 10-K/A
period 1995-12-31
BLACK DOME ENERGY CORP
filed 1996-11-25
CIK 316704

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

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

BY(Signature)                /s/ Halliburton, Hunter & Associates, P.C.
                             Littleton, Colorado
(Date)                       March 14, 1996

                      BLACK DOME ENERGY CORPORATION

                            Balance Sheet

                      December 31, 1995 and 1994

                   BLACK DOME ENERGY CORPORATION
                   -----------------------------
                          Balance Sheet
                          -------------

                                                       December 31,
                                                 -----------------------
                                                 1995               1994
                                                 ----               ----

                                Assets
                                ------
Current assets:
  Cash                                          $  63,008     $  53,429
  Accounts receivable:
       Joint interest owners                       10,158        10,357
       Oil and gas sales                           69,772        86,273
       Other                                          200         1,556
                                                  -------       -------
            Total current assets                  143,138       151,615
                                                  -------       -------
Property and equipment, at cost:
  Oil and gas properties, net (successful
    efforts method)                               220,994       503,499
  Other property and equipment, net of
       accumulated depreciation of $58,367
       and $51,427, respectively                    1,988         7,589
  Inventory of well equipment                      44,926        53,921
                                                  -------       -------
                                                  267,908       455,486
Other assets:
  Deposit                                             ---         2,294
                                                  -------       -------







                                                 $ 411,046    $ 718,918
                                                 =========    =========








See accompanying notes to financial statements

               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
     Note payable, bank                               $ 84,987         ---
     Line-of-credit                                        ---     132,724
     Accounts payable, trade                            78,581      79,257
     Accounts payable, officer                           9,600       9,600
     Accrued interest                                      662
---
     Deferred compensation                             160,000     100,000
                                                       -------     -------
               Total current liabilities               333,830     321,581
                                                       -------     -------


Commitments and Contingencies

Stockholders' equity:
     Common stock, no par value.  Authorized
       75,000,000 shares; issued and outstanding
       73,755 shares in 1995 and 73,455 shares
       in 1994                                         292,415
292,415
     Additional paid-in capital                      1,877,938   1,877,938
     Accumulated deficit                            (2,111,137) (1,791,016)
                                                    ----------- -----------
                                                        77,216     397,337
                                                    ----------- -----------

                                                     $ 411,046   $ 718,918
                                                     =========   =========




                     BLACK DOME ENERGY CORPORATION
                     -----------------------------
                         Statement of Income
                         -------------------

                                                        December 31,
                                             -------------------------------
                                             1995           1994        1993
                                             ----           ----        ----
Revenue:
  Oil and gas sales                         $ 402,627     592,513     647,328
  Operating income                             38,034      19,879      28,402
  Gain (loss) on property disposition             ---     142,852         ---
  Interest income                                 366       2,413       1,804
  Other income (loss)                             357       4,998           3
                                              -------     -------     -------
                                              441,384     762,655     677,537
                                              -------     -------     -------
Costs and expenses:
  Oil and gas production                      166,262     300,236     249,814
  Production and windfall profit taxes         22,737      37,136      44,461
  Depreciation, depletion and amortization    199,519      92,219      74,894
  Exploration expense                          10,110         216         616
  Write-off non-productive wells               15,438      65,955         ---
  Interest                                     14,250      17,739      10,200
  General and administrative                  223,666     272,603     247,586
                                              -------     -------     -------
                                              651,982     786,104     627,571
                                              -------     -------     -------
  Earnings (loss) before income taxes        (210,598)    (23,449)     49,966

Provision for income tax                          ---         ---      10,000
                                              -------      ------      ------
  Net earnings (loss) before income
    tax benefit                              (210,598)    (23,449)     39,966
Income tax benefit                                ---         ---      10,000
                                              -------      ------      ------
Earnings (loss) before cumulative affect
  of a change in accounting principle        (210,598)    (23,449)     49,966
Cumulative effect on prior years (to
  December 31, 1994) of changing to a
  different depreciation method               109,523         ---         ---
                                              -------      ------      ------
     Net earnings (loss)                     (320,121)    (23,449)     49,966
                                             =========    ========     ======
Earnings (loss) per common share before
  cumulative effect of a change in
  accounting principle(1)                   $   (2.86)       (.32)        .74

Cumulative effects on prior years (to
  December 31, 1994) of changing to a
  different depreciation method                 (1.49)        ---         ---
                                              --------       -----       -----
     Net earnings (loss) per common share       (4.35)       (.32)       (.74)
                                              --------     -------     -------
    Weighted average number of shares          73,605      72,866      67,433
                                              =======      ======      ======
Proforma amounts assuming the new
 depreciation method is applied
 retroactively:
  Income (loss) before effect of changing
   a depreciation method                    $(210,598)    (23,449)     49,966
  Retroactive application of changing
   depreciation methods                           ---     (20,999)    (43,628)
                                             ---------    --------     -------
 Net income (loss) after retroactive change  (210,598)    (44,448)      6,338
                                             =========    ========      =====
 Earnings per common share after
   retroactive application of changing
   depreciation method                      $   (2.86)       (.61)        .10
                                            ==========     =======       ====

 (1)   Calculated after one-for-1,001 share reverse split


See accompanying notes to financial statements

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                    Statement of Stockholders' Equity
                    ---------------------------------

                      Common Stock
                   -----------------   Additional   Accumulated      Total
                              Stated     Paid-in      Earnings   Stockholders'
                   Shares      Value     Capital      (Deficit)
Equity
                   ------     ------   ----------    -----------  -----------
Balance at
 December
 31, 1992       67,500,000   $283,040   1,886,495    (1,817,533)     352,002
                ----------   --------   ---------    -----------     -------
Contribution
 of office
 space for
 year ended
 December 31,
 1993                                      12,000                     12,000

Net earnings
 for the
 year ended
 December
 31, 1993              ---        ---         ---        49,966       49,966
                ----------    -------   ---------    ----------      -------
Balance at
 December
 31, 1993       67,500,000    283,040   1,898,495    (1,767,567)     413,968
                ----------    -------   ---------    -----------     -------
Stock issued
 in lieu of
 annual
 compensation    7,500,000      9,375         ---           ---        9,375

Contribution
 of office
 space for the
 six months
 ended June 30,
 1994                                       6,000                      6,000

Reverse split
 of stock
 one-for-1,001,
 and retirement
 of treasury
 stock         (74,926,545)       ---      (8,557)           ---      (8,557)
               ------------  --------      -------        ------      -------
Net loss for
 year                  ---        ---         ---        (23,449)    (23,449)

Balance at
 December
 31, 1994           73,455    292,415   1,895,938     (1,791,016)    397,337
                    ------    -------   ---------     -----------    -------
Stock issued
 to employees
 for bonus             300        ---         ---            ---         ---

Net loss for
 year                  ---        ---         ---       (320,121)   (320,121)
                    ------   --------    --------       ---------   ---------
Balance at
 December
 31, 1995           73,755  $ 292,415   1,895,938     (2,111,137)     77,216
                    ======  =========   =========     ===========     ======

See accompanying notes to financial statements

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                        Statement of Cash Flows
                        -----------------------

                                                        December
31,
                                              -----------------------------
                                              1995        1994         1993
                                              ----        ----         ----
Cash flows from operating activities:
     Net earnings (loss)                 $ (320,121)    (23,449)      49,966
     Depreciation, depletion,
      amortization                          199,519      92,219       74,894
     Cumulative effect of accounting
      change                                109,523         ---          ---
     (Gain) loss on property
      dispositions                              ---    (142,852)         ---
     Write-off non-producing properties      15,438      65,955          ---
     Office space contributed                   ---       6,000       12,000
Changes in assets and liabilities:
          (Increase) decrease in
            receivables                      18,056      16,444       15,011
          Increase (decrease) in
           accounts payable                    (676)   (133,552)      78,863
          Increase (decrease) in other
           liabilities                          662         ---          ---
          (Increase) decrease in other
           assets                             2,294         729        3,024
          Increase (decrease) in deferred
               compensation                  60,000     (80,000)      60,000
                                             ------     --------      ------
                    Net cash provided
                     (used) by
                     operating activities    84,695    (198,506)     293,758
                                             ------    ---------     -------
Cash flows from investing activities:
     Acquisition of properties                  ---          ---    (197,580)
     Proceeds from property dispositions        ---      164,424       7,193
     Purchase of equipment                  (36,374)     (59,698)   (222,082)
     Purchase of well equipment inventory,
          net of transfers to wells           8,995      (20,115)     22,336
                                             ------      --------     ------
     Net cash (used in) provided by
      investing activities                  (27,379)      84,611    (390,133)
                                            --------      ------    ---------
Cash flows from financing activities:
     Increase (decrease) in line-of-credit  (41,215)     (91,263)    223,987
     Increase (decrease) in notes payable    (6,522)         ---       2,800
     Issuance of common stock                   ---        9,375         ---
     Acquisition of Treasury stock              ---       (8,557)        ---
                                             ------       -------     ------
    Net cash (used in) provided by
     financing activities                   (47,737)     (90,445)    226,787
                                            --------     --------    -------
           Increase (decrease) in cash        9,579     (204,340)    130,412

Cash balance at beginning of year            53,429      257,769     127,357
                                             ------      -------     -------
Cash balance at end of year                $ 63,008       53,429     257,769
                                           ========       ======     =======

 * During the current year, the line-of-credit was converted to a note payable in the amount of $91,509. See Note 11 to financial statements.

See accompanying notes to financial statements

                     BLACK DOME ENERGY CORPORATION
                     -----------------------------
                     Notes to Financial Statements
                     -----------------------------
                      December 31, 1995 and 1994

1.     Summary of Significant Accounting Policies:
--------------------------------------------------

Operations of the company
-------------------------
          Black Dome Energy Corporation was incorporated as a Colorado corporation on December 12, 1979 and was in the development stage through 1980. The Company is involved in exploration for oil and gas and the acquisition, development, and operation of oil and gas leasehold interests.

          Income from oil and gas sales as recognized as deliveries are made to the purchasers. Operating income is recognized as services are performed in the management and operations of the producing properties.

          If the Company determines that disposal of its producing properties is necessary, in accordance with Statement of Financial Accounting Standards No. 121, paragraph 19, the following should be considered. The Company would dispose of part of all property and equipment at a date to be determined.
At December 31, 1995, the carrying amount of those assets was $267,908. The Company would not incur a loss on the disposal of the producing properties.

Property and equipment and depreciation, depletion, and amortization
--------------------------------------------------------------------

          The Company follows the successful-efforts method of accounting for oil and gas exploration and development costs. Under this method, lease acquisition costs and exploration and development costs attributable to the finding and development of proved reserves are capitalized. Exploratory dry hole costs and other nonproductive oil and gas activities are expensed. Costs of nonproductive leases are charged to expense when abandoned or substantially impaired, based upon a property-by-property evaluation. Capitalized costs relating to producing properties are depleted or depreciated on the units-of-production method based on the total of proved reserves. Expenditures for repairs and maintenance costs and delay rentals are charged to expense as incurred; renewals and betterments are capitalized. The cost and related accumulated depreciation, depletion, or amortization of property sold or otherwise retired are eliminated from the accounts; and gains or losses on dispositions are reflected in the consolidated statement of operations. Furniture, office equipment, and an automobile are depreciated using the straight-line method of depreciation over the estimated useful lives of the assets.

          Depreciation of lease and well equipment has been computed by the units of production method in 1995. Depreciation is recorded only on well equipment that has been placed in service. Depreciation of lease and well equipment in prior years, beginning in 1980, was computed by the straight line method. The new method of depreciation was adopted to better recognize the matching of revenues and depreciation expenses and has been applied retroactively to equipment acquisitions of prior years. The effect of the change in 1995, was to decrease income by approximately $56,000 (or $.76 per share). The adjustment of $109,523 to apply retroactively the new method is included in net loss of 1995. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application on depreciation.

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

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
               Notes to Financial Statements, Continued
               ----------------------------------------
                     December 31, 1995 and 1994



1.     Summary of Significant Accounting Policies:
--------------------------------------------------

Gain (loss) per share
---------------------

          Gain (loss) per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. There were 73,755 shares outstanding at December 31, 1995 and 73,455 at December 31, 1994, after allowing for the one-for 1,001 reverse split during in 1994.

Basis of presentation and going concern
---------------------------------------

          The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. The Company's management believes it will be able to attain these goals. If unable to attain these goals, the Company will consider disposition of some or all of its producing properties.
The Company believes that it will be able to dispose of its producing properties at a value in access of its book value.

          The Company has reviewed the Statements of Financial Accounting Standards No. 121 and 123 and believes that there will be no impact on its future financial statements.

2.     Oil and Gas Operations:
------------------------------

          Information related to the Company's oil and gas operations is summarized as follows:

                                                       December 31,
                                              -----------------------------
                                              1995        1994         1993
                                              ----        ----         ----
Capitalized costs:
     Unproved properties                 $      ---          ---         ---
     Proved oil and gas properties          885,006      866,280     958,459
                                            -------      -------     -------
                                            885,006      866,280     958,459
                                            -------      -------     -------
Accumulated depletion, depreciation
          and amortization                  664,012      362,781     336,943
                                            -------      -------     -------
                                         $  220,994      502,499     621,516
                                         ==========      =======     =======
Costs incurred in oil and gas
     producing activities:
          Property acquisition costs            ---          ---     197,580
          Exploration costs                  10,110          216         616
          Production costs                  188,999      337,372     294,275
          Depreciation, depletion, and
               amortization expense         199,519      119,218     130,522
                                         ----------      -------     -------
                                         $  398,628      456,806     622,993
                                         ==========      =======     =======
Sales of oil and gas, net of
     production costs                    $  213,678    $ 255,141   $ 353,053
                                         ==========    =========   =========

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                 Notes to Financial Statements, Continued
                 ----------------------------------------
                       December 31, 1995 and 1994



3.     Income Taxes:
--------------------

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

          The Company reports income for financial statements and income tax reporting on the same basis of accounting.

          The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes", which employs an asset and liability approach for income taxes, the objective of which is to recognize the amount of current and deferred tax payable at the date of the financial statements using the provisions of enacted tax laws. The Company has applied the provisions of Statement 109 in the accompanying financial statements. The net operating loss carryforward of approximately $1,250,000 results in tax recovery assets of approximately $625,000; however a valuation reserve has been recorded for the full amount due to the uncertainty regarding the realizability of the deferred tax assets.

4.     Employment Contracts:
----------------------------

          On May 8, 1991, the Company entered into an employment contract with
E. J. Huff as President of Black Dome for a four-year period beginning January 1, 1991 and ending December 31, 1994. The contract provides for annual compensation of $9,600 paid currently and $60,000 to be deferred to the final year of the contract. At December 31, 1994, $240,000 for the first four years of deferred compensation had been recognized by the Company and payment of $140,000 had been made. The deferred compensation is unfunded.

          During 1992 and 1994 in lieu of his $9,600 annual compensation and with approval of the Board of Directors, Mr. Huff accepted 6,800,000 and 7,500,00 restricted (pre reverse split) 6,793 and 7,492 (post reverse split) shares of the Company's no par value common stock and cash compensation of $1,100.

          On December 31, 1994, the Company entered into an employment contract with E.J. Huff as President of Black Dome for the three years ending December 31, 1997 with annual compensation of $100,000 for 1995; $125,000 for 1996 and $150,000 for 1997.

          On July 1, 1991, the Company entered into an employment contract with J. R. Albi, Jr., as Executive Vice President of Black Dome for a three-year period beginning July 1, 1991 and ending June 30, 1994. The contract provides for annual compensation of $60,000. Upon execution of the agreement, Mr. Albi received 7,256,000 (pre-split) 7,249 (post-split) shares of the Company's common stock valued at $.00125 per share or $9,070. The shares were restricted for the term of the contract and were forfeitable as follows: If Mr. Albi left the employ of the Company prior to June 30, 1992, all of the shares; prior to June 30, 1993, two-thirds of the shares; and prior to June 30, 1994, one-third of the shares. The contract has been fulfilled.

5.     Major Customers:
-----------------------

          During the year ended December 31, 1995 sales of oil and gas to two customers totaled approximately $295,000 and $52,000. During the year ended December 31, 1994, sales of oil and gas to two major customers were $336,000 and $154,000. During the year ended December 31, 1993, sales of oil and gas to two customers totaled approximately $132,000 and $242,000.

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                      Notes to Financial Statements
                      -----------------------------
                       December 31, 1995 and 1994


6.     Supplementary Oil and Gas Information (Unaudited):
---------------------------------------------------------

          Changes in proved oil and gas reserves:

                            1995              1994             1993
                      Oil       Gas       Oil       Gas     Oil       Gas
                     (Bbls)    (Mcf)     (Bbls)    (Mcf)   (Bbls)    (Mcf)
                     ------    -----     ------    -----   ------    -----
Proved reserves:
 Balance at
  beginning
  of year            9,355   2,031,425   34,990  2,669,089  45,658  2,209,505

 Properties sold       ---         ---  (19,247)  (227,135)    ---        ---

 Additions to and
 revisions of
  previous
  estimates          1,852    (286,289) (3,641)  (101,313)  (9,885)   925,746

 Production         (1,382)   (261,562) (2,747)  (309,216)  (2,783)  (286,162)
                    -------   --------- -------  ---------  -------  ---------
 Balance at
  end of year        9,825   1,483,574   9,355  2,031,425   34,990  2,669,089
                     =====   =========   =====  =========   ======  =========
Proved developed reserves:
          Balance at December 31, 1993              25,985     2,664,920
          Balance at December 31, 1994               9,355     2,031,425
          Balance at December 31, 1995               9,825     1,431,318
Future net cash flows from proved oil and gas reserves:

                                             Future net cash flows at
                                                  December 31, 1995
                                             ------------------------
                                               Total         Proved
                                              Proved        Developed
                                             Reserves       Reserves
                                             ------------------------

     December 31,
     ------------
        1996                                 $   306,423      338,801
        1997                                     290,572      271,754
        1998                                     232,079      217,449
      Remainder                                  853,044      814,673
                                             -----------  -----------
                                             $ 1,682,118  $ 1,642,677
Present value of future net cash flows (discounted at 10%):
                                                               Proved
                                                 Proved      Developed
                                                 ------      ----------
     December 31,
     ------------
        1993                                    2,739,716     2,720,531
        1994                                    1,281,621     1,281,621
        1995                                    1,196,316     1,175,279

</TABLE

                     BLACK DOME ENERGY CORPORATION
                     -----------------------------
                     Notes to Financial Statements
                     -----------------------------
                      December 31, 1995 and 1994



6.     Supplementary Oil and Gas Information (Unaudited), Continued:
--------------------------------------------------------------------

          Changes in present value of estimated future net cash flows from proved oil and gas reserves:

                                                     December 31,
                                       ------------------------------------
                                       1995            1994            1993
                                       ----            ----            ----
Present value at beginning of
   period                          $ 1,281,621     $ 2,739,716    $ 2,039,192
Additions and revisions, net of
   future estimated development
   and productions costs and net
   of properties sold                  128,323      (1,202,954)     1,053,577
     Sales of oil and gas, net of
          lifting costs               (213,628)       (255,141)      (353,053)
                                   ------------    ------------   ------------
Present value at end of period     $ 1,196,316     $ 1,281,621    $ 2,739,716
Summary of oil and gas producing activities on the basis of reserve recognition accounting:

                                                     1995            1994
                                                    ------          ------
Additions and revisions to present value
  (discounted at 10%) of estimated future
  net revenues of proved oil and gas reserves:
  Additions, net of estimated future development
  and production costs                             $ 21,037      $     ---
Revisions to estimates of reserves
  proved in prior years:
     Changes in prices, net of production
     costs and taxes                                 31,256        (66,517)
Other revisions                                     (10,327)      (125,100)
Accretion of discount                                86,357     (1,011,337)
                                                    -------     -----------
 Total additions and revisions                      128,323
(1,202,954)
Less evaluated acquisition, exploration
     and development costs incurred                     ---            ---
                                                    -------     -----------
Additions and revisions under evaluated
     costs                                          128,323     (1,202,954)
     Provision for income taxes                         ---            ---
                                                    -------     -----------
Results of oil and gas producing activities
     on the basis of reserve recognition
     accounting                                 $   128,323    $ (1,202,954)
                                                ===========    =============

                    BLACK DOME ENERGY CORPORATION
                    -----------------------------
              Notes to Financial Statements, Continued
              ----------------------------------------
                     December 31, 1995 and 1994




6.     Supplementary Oil and Gas Information (Unaudited), Continued:
--------------------------------------------------------------------

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

          The proved reserves and related valuations were computed by J. R. Albi, Jr. and audited by Donald M. Osmus, independent petroleum consulting individual, in accordance with the rules of the SEC. Estimated future net revenues were computed by applying current prices received by the Company to estimated future production of reserves, less estimated future development and production costs and windfall profit taxes based on current costs. A discount factor of 10% was applied to the estimated future revenues to compute the estimated present value of proved oil and gas reserves. This valuation procedure does not necessarily result in an estimate of the fair market value of the Company's oil and gas properties.

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

7.     Commitments and Contingencies:
-------------------------------------
          There were no commitments or contingencies known to management at December 31, 1995.

                    BLACK DOME ENERGY CORPORATION
                    -----------------------------
              Notes to Financial Statements, Continued
              ----------------------------------------
                     December 31, 1995 and 1994



8.     Related Party Transactions:
----------------------------------

          On January 27, 1992, the Company issued its one-year note for $35,000 to Clayton Corporation, a company controlled by E.J. Huff, with interest at 8% per annum. On January 27, 1993, the note was renewed and interest paid by issuance of a note for $2,800. On January 27, 1994, an additional note for $2,800 was issued for interest which was included in accrued interest at December 31, 1993. The notes were paid in full in 1994.

9.     Environmental Liabilities:
---------------------------------

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

10.     Reverse stock split and Treasury Stock:
-----------------------------------------------

          During 1994, the Company effected a reverse stock split pursuant to which one new share of the Company's Common Stock was issued in exchange for each 1,001 shares of the Company's previously outstanding Common Stock. To the extent that such reverse stock split resulted in any shareholder owning less than a single full share of the Company's common stock, the Company paid cash for each such fractional share in an amount equal to the appropriate fraction of $5.90 per whole share (which represents the fair value of a whole share after the consummation of the proposed reverse stock split as determined by the Company's Board of Directors). To the extent that the proposed reverse stock split resulted in fractional shares held by persons who owned one or more full shares of the Company's common stock after consummation of the reverse stock split, such fractional shares were rounded up or down to the nearest full share. Payments for treasury stock of $8,557 have been charged to additional paid-in capital.

11.     Line-of Credit
----------------------

          In October, 1992, as a source for additional working capital, the Company obtained a $300,000 line-of-credit with a lending institution, secured with 10 producing natural gas wells in Clark County, Kansas. As of December 31, 1994, a total of $132,724 was borrowed from the line-of-credit. During 1995, the Company reconstructed the debt obligations associated with the outstanding balance of the line-of-credit. As of December 31, 1995, the Company had bank debt obligations of $84,987 tied to an 8.5% note which matures on March 31, 1997. In addition, the Company holds a $150,000 line of credit secured with eight (8) Clark County, Kansas producing gas properties against which no sums were borrowed as of December 31, 1995.

12.     Value of Office Space and Rental Expense:
-------------------------------------------------

          During the year ended December 31, 1993, and for the six months ended June 30, 1994, the Company was provided office space by the Company President. The value of the space provided in amounts of $12,000 in 1993, and $6,000 in 1994, have been recorded as an expense in the financial statements for those years and as a capital contribution.

                    BLACK DOME ENERGY CORPORATION
                    -----------------------------
                            Balance Sheet
                            -------------

                                                  September 30,   December 31,
                                                      1996           1995
                                                  -------------   ------------
                                                   (Unaudited)       (Note)

                                Assets
                                ------
Current assets:

     Cash                                         $    230,211     $  63,008

     Accounts receivable                                72,615        80,130
                                                  ------------     ---------
               Total current assets                    302,826       143,138
                                                  ------------     ---------
Property and equipment, at cost:

     Oil and gas properties, net (successful
          efforts method)                              120,095       220,994

     Materials and supplies                             29,017        44,926

     Other property and equipment - net                    ---         1,988
                                                    ----------     ---------


               Total assets                         $  451,938     $ 411,046
                                                    ==========     =========







Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                               September 30,     December 31,
                                                   1996              1995
                                               -------------      -----------
                                                (Unaudited)          (Note)

Current liabilities:

     Accounts Payable                            $  113,634        $  79,243

     Note Payable - Bank                             33,758           84,987

     Other Payables                                   9,600            9,600

     Deferred Compensation                          222,500          160,000
                                                    -------          -------
               Total Current Liabilities            379,492          333,830
                                                    -------          -------

Stockholders' Equity:

     Common stock; no par value; Authorized
       10,000,000 shares; issued and outstanding
       73,755                                     2,170,353        2,170,353
     Accumulated deficit                         (2,097,907)     (2,093,137)
                                                 -----------     -----------
          Total stockholders' equity                 72,446          77,216
                                                 -----------     -----------

          Total liabilities and
          stockholders' equity                    $ 451,938     $   411,046
                                                  =========     ===========










Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

                     BLACK DOME ENERGY CORPORATION
                     -----------------------------
                         Statement of Operations

                                 Nine Months Ended        Three Months Ended
                                  September 30,             September 30,
                                 -----------------         ----------------
                                1996           1995        1996        1995
                                -------------------        ----------------
                                    (Unaudited)
Revenue:
Oil and gas sales               $441,954      $328,573   $145,728    $105,396
     Operating income              8,517         8,517      2,839       2,839
     Interest income                 236           357         78         159
     Miscellaneous                    --           290         --          42
                                --------      --------   --------    --------
               Total            $450,707      $337,737   $148,645    $108,436
                                --------      --------   --------    --------
Expenses:
     Oil and gas production      135,490       141,944     31,081      45,218
     Production and windfall
       profit taxes               24,690        19,465      8,050       6,030
     Depreciation, depletion
       and amortization          120,000        58,172     36,500      25,172
     General and administrative  175,297       177,401     50,632      42,136
                                --------      --------   --------    --------
               Total            $455,477      $396,982   $126,263    $118,556
                                --------      --------   --------    --------
Net Income (loss)               $ (4,770)     $(59,245)  $ 22,382    $(10,120)
                                --------      --------   --------    --------
Income per common and common
     equivalent share           $   (.06)     $   (.80)  $    .31    $   (.13)
                                =========     =========  ========    ========

                                    F-17

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                    Condensed Statement of Cash Flows
                    ---------------------------------

                                   Nine Months Ended       Three Months Ended
                                     September 30,            September 30,
                                  -------------------      ------------------
                                  1996           1995      1996         1995
                                  -------------------      ------------------
                                     (Unaudited)               (Unaudited)
Cash flows from operating
  activities:
     Net earnings (loss)        $  (4,770)    $(59,245)   $ 22,382  $ (10,120)

Depreciation, depletion,
  amortization                    120,000       58,172      36,500     25,172

Changes in assets and
  liabilities:
     Increase (decrease) in
       receivables                  7,515        2,480       9,311     (1,954)
     Increase (decrease) in
       accounts payable            34,391       15,501      34,359    (14,552)
     Increase (decrease) in
       other liabilities               --        2,294          --         --
     Increase (decrease) in
       deferred compensation       62,500       44,600          --     25,000
                                 --------      -------      -------    ------
          Net cash provided
            (used) by operating
            activities            219,636       63,802      102,552    23,546
                                  -------      -------      -------    ------
Cash flows from investing
  activities:
     Purchase of equipment        (17,113)     (17,832)      (4,499)  (14,293)
     Purchase of well equipment
       inventory, net of
       transfers to wells          15,909      (10,696)      16,935     5,164
                                  -------      --------      ------    ------
          Net cash (used in)
            provided by investing
            activities             (1,204)     (28,528)      12,436    (9,129)
                                   -------     --------      ------    -------
Cash flows from financing
  activities:
     Increase (decrease) in
       line-of-credit                  --      (41,215)          --        --

Increase (Decrease) in notes
  payable                         (51,229)     (14,467)     (19,539)  (14,467)
                                  --------     --------     --------  --------
          Net cash (used in)
            provided by
            financing activities  (51,229)     (55,682)     (19,539)  (14,467)
                                  --------     --------     --------  --------
          Increase (decrease) in
            cash                  167,203      (20,408)      95,449       (50)

Cash balance at beginning of
  period                           63,008       53,429      134,762    33,071
                                  -------      -------      -------    ------
Cash balance at end of period    $230,211      $33,021      230,211    33,021
                                 ========      =======      =======    ======

The Company changed its line of credit in 1995 to a term note payable in the amount of $91,509.

                       BLACK DOME ENERGY CORPORATION
                       -----------------------------
                   Notes to Financial Statements, Continued
                   ----------------------------------------
                           September 30, 1996
                               (Unaudited)



Note 1.     Basis of Preparation and Presentation

     The Black Dome Energy Corporation financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
             -------------------------------------------------
General
-------

     This discussion and analysis covers variations in the balance sheets December 31, 1995 and September 30, 1996, and in the statements of operations and changes in cash flows for the nine-month periods ended September 30, 1996 and 1995.

     The Company is currently preparing a proxy for a meeting of its shareholders. Due to declining reserves and the difficulty of replacing the reserves, the Company's liquidity on an ongoing basis is becoming difficult to maintain and the Company will present to its shareholders a motion to consider possible liquidation.

Liquidity and Capital Resources
-------------------------------

     Working capital (which incorporates current and deferred obligations) increased slightly by $2,137 during the year ended December 31, 1995. This followed a working capital increase of $84,031 in 1994. Working capital at September 30, 1996 was $(76,666). Cash increased by $167,203 from December 31, 1995 to September 30, 1996, primarily due to better prices on existing oil and gas properties.

     The current ratio deficit was reduced from $190,692 to $76,666, an improvement in liquidity of $114,026 during the nine months ended September 30, 1996.

Results of Operations
---------------------

     During the nine months ended September 30, 1996, the Company experienced an increase in the price it received from oil and gas sales. The increase in oil and gas sales for the nine months ended September 30, 1996, compared to September 30, 1995, was $113,381, while production costs during the same period decreased by $6,454. Production costs for the nine month period ended September 30, 1995 were $141,944 as compared to $135,490 for nine months ended September 30, 1996. Depreciation and depletion during the comparable period increased $61,828 as a result of increased production, with a corresponding increase in production taxes. General and Administrative expenses were lower by $2,104 for the September 30, 1996 period as compared to September 30, 1995. General and Administrative expenses for the nine month period ended September 30, 1995 were $177,401 compared to $175,297 for the same period ended September 30, 1996.

     Restructuring of the Company's operations and tighter control on costs resulted in decreases of $6,454 in production costs and $2,104 in general and administrative costs during the nine month period ended September 30, 1996.

     Interest income has decreased in the past few years both because of smaller amounts of invested cash and lower interest rates.

     The Company's management believes all adjustments to the statements are of a normal and recurring nature and that no non-recurring entries have been made.

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