Form 10-Q/A
period 1996-06-30
BLACK DOME ENERGY CORP
filed 1996-11-25
CIK 316704

                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10Q
                           (REVISED)
             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

    1536 Cole Blvd., Ste #325
  _______Golden,_Colorado_______           __________80401___________
 (Address of principal executive                  (Zip code)
  offices)

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

                BLACK DOME ENERGY CORPORATION

                    INDEX TO FORM 10-Q

                       JUNE 30, 1996


PART I - FINANCIAL INFORMATION                                     PAGE
         ---------------------                                     ----

Item 1.  Financial Statements.
------------------------------
              Condensed balance sheet                               3
              at June 30, 1996 and
              December 31, 1995.

              Statement of operations for                           5
              for the six-month periods ended
              June 30, 1996 and 1995.

              Condensed statement of cash flows                     6
              for the six-month periods ended
              June 30, 1996 and 1995


Item 2.  Management's Discussion and                                7
         ---------------------------
         Analysis of Financial Conditions and
         ------------------------------------
         Results of Operations.
         ----------------------

PART II - OTHER INFORMATION                                         8


                        ------------------------------

     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented.

PART I- FINANCIAL INFORMATION
-----------------------------
Item 1.  Financial Statements
-----------------------------

      BLACK DOME ENERGY CORPORATION
      -----------------------------
            CONDENSED BALANCE SHEET
            -----------------------
                                                 June 30,     December 31,
                                                  1996            1995
                                              ------------    -------------
                                              (Unaudited)        (Note)

               ASSETS


Current Assets:

       Cash                                    $  134,762       $   63,008

       Accounts Receivable                         81,926           80,130


       Total current assets                    $  216,688        $ 143,138


Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)                151,858         220,994

       Materials and supplies                      45,952          44,926

       Other property and equipment - net             238           1,988


             Total assets                      $  414,736       $ 411,046
                                               ==========      ==========

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

                   BLACK DOME ENERGY CORPORATION
                      BALANCE SHEET (CONT'D)

                                            June 30,        December 31,
                                              1996              1995
                                           ---------        -------------
                                          (Unaudited)          (Note)

           LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

  Accounts Payable                     $    79,275          $    79,243

  Note Payable - Bank                       53,297               84,987

  Other Payables                             9,600                9,600

  Deferred Compensation                    222,500              160,000

        Total Current Liabilities          364,672              333,830

  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
                                         2,170,353            2,170,353

  Accumulated deficit                   (2,120,289)          (2,093,137)

       Total stockholders' equity           50,064               77,216

       Total liabilities and
       stockholders' equity            $   414,736          $   411,046
                                       ============         ============



Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

                BLACK DOME ENERGY CORPORATION
                   STATEMENT OF OPERATIONS

                                 Six Months            Three Months
                                   Ended                  Ended
                                  June 30,                June 30,
                               1996     1995          1996      1995
                               -------------          --------------
                                (Unaudited)
Revenue:

 Oil and gas sales        $296,226     $223,177      $178,991    $ 87,229

   Operating income          5,678        5,678         2,839       2,839

   Interest Income             158          198            81         131

   Miscellaneous                            248            54          57

                           --------    --------       -------     -------
      Total                $302,062    $229,301      $181,965    $ 90,142
                           ========    ========       =======     =======
Expenses:

Oil & Gas production        104,409      96,726        31,182      61,574

Production and windfall
   profit taxes              16,640      13,435        10,235       5,256

Depreciation, depletion
   and amortization          83,500      33,000        36,750      16,500

General & Administrative    124,665     135,265        56,330      65,510
                           --------     -------        ------      ------

      Total Expenses       $329,214    $278,426      $134,497    $148,840
                           --------    --------      --------    --------
Net Income (loss)          $<27,152>   $<49,125>     $ 47,468    $<58,698>
                           =========   =========     ========    =========

Income per common and
 common equivalent share   $  < .37>   $  < .67>     $    .64    $   <.80>
                           =========   =========     ========    =========

                BLACK DOME ENERGY CORPORATION
              CONDENSED STATEMENT OF CASH FLOWS

                                                     Six Months
                                                       Ended
                                                      June 30,
                                                  1996        1995
                                                --------     --------
                                                     (Unaudited)


   Cash flows from operating activities:

     Net earnings (loss)                      $< 27,152>     $< 49,125>
     Depreciation, depletion, amortization       83,500         33,000

   Changes in assets and liabilities:
     Increase (decrease) in receivables        <  1,795>         4,434
     Increase (decrease) in accounts payable         31         12,609
     Increase (decrease) in other liabilities        --          6,634
     Increase (decrease) in deferred comp.       62,500         19,600
                                                -------         ------
       Net cash provided (used) by              117,084         27,152
        operating activities                    -------         ------

   Cash flows from investing activities:
     Purchase of equipment                     < 14,666>      <    763>
     Purchase of well equipment inventory,
      net of transfers to wells                   1,026        < 5,532>
                                                -------         ------
       Net cash (used in) provided by
        investing activities                   < 13,640>       < 6,295>
                                                 ------         ------
   Cash flows from financing activities:
     Increase (decrease) in line-of-credit     < 31,690>      < 41,215>

       Net cash (used in) provided by
        financing activities                   < 31,690>      < 41,215>
                                               ---------       --------
       Increase (decrease) in cash               71,754       < 20,358>

   Cash balance at beginning of period           63,008         53,429
                                              ---------      ---------
   Cash balance at end of period              $ 134,762      $  33,071
                                              =========      =========

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

    General
    -------
This discussion and analysis covers variations in the balance sheets December 31, 1995, and June 30, 1996, and in the statements of operations and changes in cash flows for the six-month periods ended June 30, 1996 and 1995.

   Liquidity and Capital Resources
   -------------------------------
Cash increased by $71,754 from December 31, 1995 to the end of the second quarter, 1996. This increase in cash was attributable primarily to the increase in oil and gas sales resulting from increased prices. Cash flows and current revenues are estimated to be sufficient to meet anticipated operating requirements for more than one year.

   Results of Operations
   ---------------------
Oil and gas sales have increased compared to the six-month period in 1995 due to better product prices from the Company's operated oil and gas properties.

Gross income from Company owned and operated wells has increased compared to the six-month period ended June 30, 1995.

Interest income is comparable to the prior period in 1995.

Depreciation, Depletion and Amortization (DDA) for the period has increased compared to the same six-month period in 1995 due to the changes in accounting method for lease and well equipment from the straight line to units of production method.

The Company's exploration expense reflects minimal exploration activity for both periods.

Oil and gas production expenses are comparable for the six-month periods of 1996 and 1995.

The Company's General and Administrative expense for the quarter ended June 30, 1996, decreased compared to the second quarter of 1995. Management is attempting to contain general and administrative expenses by fully utilizing its existing personnel.

The Company's Management believes all adjustments to the statements are of a normal recurring nature and that no non-recurring adjustments have been made.

                   PART II- OTHER INFORMATION

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

                                        BLACK DOME ENERGY CORPORATION
                                        -----------------------------


Date:  August 6, 1996                  by: /s/Edgar J. Huff
---------------------                     ------------------------
                                          Edgar J. Huff, President
                                          and Chief Financial
                                          Officer