Form 10-Q/A
period 1996-09-30
BLACK DOME ENERGY CORP
filed 1996-11-25
CIK 316704

                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                           FORM 10Q
             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996        Commission File Number 0-9394

                  BLACK DOME ENERGY CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


              Colorado                            84-0808397
  ------------------------------               ---------------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)

    1536 Cole Blvd., Ste #325
       Golden, Colorado                              80401
  ------------------------------               ---------------------
 (Address of principal executive                   (Zip code)
  offices)

Registrant's telephone number, including area code:   (303)231-9059
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    X   Yes         No
                 -------     -------
At September 30, 1996, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                  BLACK DOME ENERGY CORPORATION
                  -----------------------------
                       INDEX TO FORM 10-Q
                       ------------------
                       SEPTEMBER 30, 1996
                       ------------------

PART I - FINANCIAL INFORMATION                                 PAGE
                                                               ----

   Item 1.  Financial Statements .
   -------------------------------
              Condensed balance sheet                           3
              at September 30, 1996 and
              December 31, 1995.

              Statement of operations for                       5
              for the nine-month periods ended
              September 30, 1996 and 1995 and
              the three-month periods ended
              September 30, 1996 and 1995.

              Statement of cash flows                           6
              for the nine-month periods ended
              September 30, 1996 and 1995 and
              the three-month periods ended
              September 30, 1996 and 1995.


              Notes to Financial Statements                     7


              Item 2.  Management's Discussion and              8
              Analysis of Financial Conditions and
              Results of Operations.


PART II - OTHER INFORMATION                                     9


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

PART I- FINANCIAL INFORMATION
-----------------------------
Item 1.  Financial Statements

         BLACK DOME ENERGY CORPORATION
         -----------------------------
           CONDENSED BALANCE SHEET
           -----------------------
                                    September 30,             December 31,
                                        1996                     1995
                                    -------------             -------------
                                     (Unaudited)                (Note)

ASSETS


Current Assets:

       Cash                          $  230,211                $   63,008

       Accounts Receivable               72,615                    80,130


         Total current assets        $  302,826                $  143,138


Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)      120,095                   220,994

       Materials and supplies            29,017                    44,926

       Other property and equipment
       - net                                 --                     1,988
                                       --------                    ------

             Total assets            $  451,938                $  411,046
                                     ==========                ==========

Note: The balance sheet at December 31, 1995 has been taken from the audited of financial statements at that date, and condensed.

    BLACK DOME ENERGY CORPORATION
    -----------------------------
    BALANCE SHEET (CONT'D)
    ----------------------
                                         September 30,         December 31,
                                            1996                  1995
                                        --------------        -------------
                                         (Unaudited)             (Note)

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

  Accounts Payable                      $   113,634            $    79,243

  Note Payable - Bank                        33,758                 84,987

  Other Payables                              9,600                  9,600

  Deferred Compensation                     222,500                160,000
                                           --------               --------
        Total Current Liabilities           379,492                333,830
                                           --------               --------
  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
                                          2,170,353              2,170,353

  Accumulated deficit                    (2,097,907)            (2,093,137)
                                          ---------              ---------
       Total stockholders' equity            72,446                 77,216

       Total liabilities and
       stockholders' equity             $   451,938            $   411,046
                                         ==========             ==========



Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date, and condensed.

    BLACK DOME ENERGY CORPORATION
    -----------------------------
       STATEMENT OF OPERATIONS
       -----------------------
                                Nine Months               Three Months
                                   Ended                      Ended
                                September 30,             September 30,
                             -------------------       -------------------
                               1996       1995           1996       1995
                             --------   --------       --------   ---------
                                 (Unaudited)
Revenue:

 Oil and gas sales           $441,954   $328,573        $145,728    $105,396

   Operating income             8,517      8,517           2,839       2,839

   Interest Income                236        357              78         159

   Miscellaneous                  --         290              --          42
                              -------    -------          -------    -------
      Total                  $450,707   $337,737         $148,645   $108,436
                              -------    -------          -------    -------
Expenses:

Oil & Gas production          135,490    141,944           31,081     45,218

Production and windfall
   profit taxes                24,690     19,465            8,050      6,030

Depreciation, depletion
   and amortization           120,000     58,172           36,500     25,172

General & Administrative      175,297    177,401           50,632     42,136
                              -------    -------           ------     ------

      Total Expenses         $455,477   $396,982         $126,263   $118,556
                              -------    -------          -------    -------
Net Income (loss)            $< 4,770>  $<59,245>        $ 22,382   $<10,120>
                             =========  =========        ========   =========

Income per common and
 common equivalent share     $  < .06>  $  < .80>        $    .31   $   <.13>
                             =========  =========        ========   =========

    BLACK DOME ENERGY CORPORATION
    -----------------------------
       STATEMENT OF CASH FLOWS
       -----------------------
                               Nine Months             Three Months
                                 Ended                    Ended
                               September 30,           September 30,
                             ----------------        ----------------
                             1996        1995        1996        1995
                            ------      ------      ------      ------
                                (Unaudited)            (Unaudited)


Cash flows from operating activities:

  Net earnings (loss)     $<  4,770>  $< 59,245>   $ 22,382     $<10,120>

Depreciation, depletion,
 amortization               120,000      58,172      36,500       25,172
Changes in assets and
 liabilities:
 (Increase) decrease in
  receivables                 7,515       2,480       9,311      < 1,954>
 Increase (decrease) in
  accounts payable           34,391      15,501      34,359      <14,552>
 Increase (decrease) in
  other liabilities              --       2,294          --           --
 Increase (decrease) in
  deferred comp.             62,500      44,600          --       25,000
                            -------      ------     -------      -------
    Net cash provided
     (used) by              219,636      63,802    $102,552     $ 23,546
     operating activities   -------      ------     -------      -------

Cash flows from investing
 activities:
  Purchase of equipment    < 17,113>   < 17,832>   <  4,499>     <14,293>
  Purchase of well
   equipment inventory,
   net of transfers to
   wells                     15,909    < 10,696>     16,935        5,164
                            -------     -------      ------        -----
    Net cash (used in)
    provided by
    investing activities   <  1,204>   < 28,528>     12,436      < 9,129>
                            -------     -------      ------       ------
Cash flows from financing
 activities:
 Increase (decrease) in
  line-of-credit                 --    < 41,215>         --           --

Increase (Decrease) in
 notes payable              <51,229>   < 14,467>   < 19,539>     <14,467>
                             ------      ------      ------       ------
 Net cash (used in)
  provided by
  financing activities      <51,229>   < 55,682>   < 19,539>     <14,467>
                             ------      ------      ------       ------
Increase (decrease) in
 cash                       167,203    < 20,408>     95,449      <    50>

Cash balance at beginning
 of period                   63,008      53,429     134,762       33,071

Cash balance at end
 of period                $ 230,211   $  33,021    $230,211     $ 33,021
                          =========   =========    ========     ========


The Company changed its line of credit in 1995 to a term note payable in the amount of $91,509.

                Notes to Financial Statements of
                --------------------------------
                 Black Dome Energy Corporation
                 -----------------------------
                     SEPTEMBER 30, 1996
                        (UNAUDITED)

NOTE 1 -- Basis of Preparation and Presentation
          -------------------------------------
The Black Dome Energy Corporation financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Item 2.  Management's Discussion and Analysis of Financial
        --------------------------------------------------
  Condition and Results of Operations.
  ------------------------------------
  General
  -------
 This discussion and analysis covers variations in the balance sheets December 31, 1995, and September 30, 1996, and in the statements of operations and changes in cash flows for the nine-month periods ended September 30, 1996 and 1995.

 The Company is currently preparing a proxy for a meeting of its shareholders. Due to declining reserves and the difficulty of replacing the reserves, the Company's liquidity on an ongoing basis is becoming difficult to maintain and the Company will present to its shareholders a motion to consider possible liquidation.


  Liquidity and Capital Resources
  -------------------------------
 Working capital (which incorporates current and deferred obligations) increased slightly by $2,137 during the year ended December 31, 1995. This followed a working capital increase of $84,031 in 1994. Working capital at September 30, 1996 was $<76,666>. Cash increased by $167,203 from December 31,1995 to September 30, 1996, primarily due to better prices on existing oil and gas properties.

 The current ratio deficit was reduced from $190,692 to $76,666, an improvement in liquidity of $114,026 during the nine months ended September 30, 1996.

  Results of Operations
  ---------------------
 During the nine months ended September 30, 1996, the Company experienced an increase in the price it received from oil and gas sales. The increase in oil and gas sales for the nine months ended September 30, 1996, compared to September 30, 1995, was $113,381, while production costs during the same period decreased by $6,454. Production costs for the nine month period ended September 30, 1995 were $141,944 (43% of revenue) as compared to $135,490
(31% of revenue) for nine months ended September 30, 1996. Depreciation and depletion during the comparable period increased $61,828 as a result of increased production, with a corresponding increase in production taxes. General and Administrative expenses were lower by $2,104 for the September
30, 1996 period as compared to September 30, 1995. General and Administrative expenses for the nine month period ended September 30, 1995 were $177,401 compared to $175,297 for the same period ended September 30, 1996.

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

                                  BLACK DOME ENERGY CORPORATION
                                  -----------------------------


Date:  November 11, 1996              by: /s/ Edgar J. Huff
     -------------------                  -----------------------
                                          Edgar J. Huff, President
                                          and Chief Financial
                                          Officer