Form 10-K
period 1996-12-31
BLACK DOME ENERGY CORP
filed 1997-04-14
CIK 316704

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1996 Commission File
                              Number 0-9394

                     BLACK DOME ENERGY CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Colorado                                 84-0808397
       --------------------------------           ------------------
      (State or other jurisdiction                   (IRS Employer
       of incorporation or organization)          Identification No.)

            1536 Cole Boulevard, Suite 325
                   Golden, Colorado                       80401
        -------------------------------------            -------
         (Address of principal executive                (Zip Code)
          offices)

Registrant's telephone number, including area code:  (303) 231-9059

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par Value
                      --------------------------
                          (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   As of March 21, 1997, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding, the market value of which is currently indeterminable because of a lack of trading market for the shares.

           Documents incorporated by reference:

           None.

           This Form 10-K consists of 38 pages. Exhibits are indexed at page 36.

                                      PART I

ITEM 1.      BUSINESS
-------      --------
     (a)  General Development of Business.  Black Dome Energy Corporation
     -------------------------------------
(referred to herein as the "Company" or "Black Dome"), was incorporated under the laws of the State of Colorado on December 12, 1979, and maintains its principal executive offices at 1536 Cole Boulevard, Suite 325, Golden, Colorado 80401. Throughout its existence, Black Dome has been an oil and gas company engaged in the exploration for oil and gas, the purchase of producing oil and gas properties, the sale of portions of the producing oil and gas properties and the operation of producing oil and gas leases. At a meeting held on December 16, 1996, the shareholders adopted a resolution authorizing the dissolution of the Company, and on January 7, 1997, Articles of Dissolution were filed with the Office of the Colorado Secretary of State. Since December 16, 1996, the business of the Company has been generally limited to the liquidation of assets, the satisfaction of liabilities and the winding up of the Company's affairs.

     During the fiscal year ended December 31, 1996, the Company was engaged in the business of exploring for, developing and acquiring interests in producing oil and gas leases for the purpose of resale of a portion of the working interest to industry participants, or for the addition of reserves for its own account. The Company acquired and retained the operation of the oil and gas production from those leases.

     During the fiscal year ended December 31, 1996, the Company's revenues attributable to its overall income were derived primarily from the sale of oil and gas from its producing oil and gas leases.

     Until the sale of substantially all of its oil and gas assets to an unaffiliated entity (which occurred effective December 31, 1996), the Company owned working interests in certain properties located solely in the continental United States. A more detailed description of these properties and reserves is set forth in Item 2 hereof.

     (b)  Financial Information About Industry Segments.  The Company has
     ---------------------------------------------------
been engaged in business in only one industry segment, namely the exploration for oil and gas, production of oil and gas and the development of oil and gas properties. Therefore, no information is provided with respect to any other industry segment.

     (c) (1)  Narrative Description of Business.  The Company was involved
     -------------------------------------------
in the exploration, development and purchase and production of oil and gas properties as a general partner, joint venturer, or for its own account, and
as an oil and gas lease operator.   The  Company's  activities have in the
past included the formation of joint ventures and drilling programs. It is anticipated, however, that the Company's future business will be limited to the satisfaction of its liabilities and other obligations, and to the winding up of its affairs. Management expects to complete this process as expeditiously as possible and currently intends to cause a final liquidating distribution to be made to the Company's shareholders prior to the completion of the current fiscal year.

   (i)     Principal Products Produced and Services Rendered.  The Company's
           --------------------------------------------------
principal products during the fiscal year ended December 31, 1996 were natural gas, crude oil and oilfield operations and supervision. Crude oil and natural gas were sold to various purchasers, which generally service the areas in which the producing wells were located. The Company operated oil and gas properties for its own account and for the account of other working interest owners in the property.

   (ii)  Status of New Products or Industry Segments.  There has been no
        ---------------------------------------------
public announcement of, and no information otherwise has been made public about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise is material.

    (iii)  Sources and Availability of Raw Materials.  The existence of
           ------------------------------------------
commercial oil and gas reserves was essential to the ultimate realization of value from the Company's properties and thus may be considered a raw material essential to the Company's business during the past fiscal years. The acquisition, exploration, development, production, and sale of oil and gas are subject to many factors which are outside the Company's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to and capacity of pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities. These factors have not materially hindered nor adversely affected the business of the Company in the past and since the Company has disposed of all of its oil and gas assets and is in the process of dissolving, it is unlikely that these factors will have a material adverse effect on the Company in the future.

     (iv)  Patents, Trademarks, Licenses, Franchises and Concessions.  The
           ----------------------------------------------------------
Company does not own any patents, trademarks, licenses, franchises or concessions, except oil and gas leases and other interests granted by private landowners, the loss of any one of which could have a material impact on the Company.

     (v)  Seasonal Nature of Business.  The Company's business has not been
          ----------------------------
seasonal in nature, except to the extent that natural gas prices have tended to fluctuate on a seasonal basis and development of its oil and gas properties and its ability to drill oil and gas wells and the availability of drilling rigs and other equipment, were occasionally more restricted at calendar year end due to increased demand from tax-sheltered drilling programs conducted by others.

     (vi)  Working Capital Items.  It was the practice of the Company as
           ----------------------
well as others similarly situated in the industry to attempt to retain working capital in order to participate in the purchase of producing properties and the drilling and development of properties via partnerships, joint ventures and other arrangements, and to acquire significant blocks of undeveloped properties for future development and/or exploration. Working capital was not needed to meet rapid delivery requirements of customers, or to assure the Company of continuous allotments of goods from suppliers.

     (vii)  Major Customers.  During fiscal 1996, three customers accounted
            ----------------
for 10% or more (individually) of total oil and gas sales: GPM Gas Corporation, 38%, Boyd Rosene and Associates, 28% and Helmerich & Payne Energy

Services, Inc., 20%.  During 1996, the Company sold oil and/or gas to eight
(8) customers. No revenues were received in connection with foreign governments in which the Company acted as a producer. As the Company has disposed of its properties and is currently engaged in a dissolution, it no longer sells any oil or gas products and therefore no longer has any customers.

     (viii)  Backlog.  The Company has no backlog due to the nature of its
             --------
business, nor is backlog material to an understanding of the Company's business.

     (ix)  Renegotiation or Termination of Government Contracts.  The Company
           -----------------------------------------------------
has no material portion of its business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

     (x)  Competitive Conditions.  The purchase of existing producing
          -----------------------
properties and exploration, development and production of oil and gas are subject to considerable competition, and the Company was faced with strong competition from major and medium sized oil and gas companies and other independent operators. The principal methods of competition in the industry for the acquisition of producing oil and gas properties and leases are industry sales packages and the solicitation, bidding and auctioning of individual producing properties, and the payment of bonus payments at the time of acquisition of leases. The Company had an insignificant competitive position in the oil and gas industry.

     (xi) Research and Development.  The Company was engaged in finding and
          -------------------------
producing oil and gas, and no funds were allocated to product research and development in the conventional sense. Since its inception, the Company has not had any customer or government sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

     (xii)  Environmental Protection.  The Company, as a former owner and
            -------------------------
operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations, subject the Company to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contain groundwater.

     Environmental requirements may necessitate significant capital outlays which may materially affect the Company's earnings and potential earnings and could cause material changes in its form of business. The Company has made and may be required to continue to make expenditures in its efforts to comply with these requirements which it believes are necessary business costs in the oil and gas industry. As of December 31, 1996, the Company is not aware of any existing environmental claims which would have a material adverse effect upon its capital expenditures, earnings or competitive position.

     There is no assurance, however, that existing laws or regulations or changes in or additions to laws or regulations regarding the protection of the environment will not adversely affect the Company. It is impossible to determine whether or to what extent the amount of the Company's liquidating distribution may be affected by environmental laws; however, management does not believe that such laws have had a material adverse effect on the Company's financial position or results of operations.

     (xiii)  Employees.  The Company currently has one full-time salaried
             ----------
employee who performs clerical and administrative services, one part-time contract employee who performs accounting services, and one full-time employee who performs executive functions (but whose compensation was terminated pursuant to his request effective June 30, 1996) and one contract engineer employed on a retainer basis who are directly engaged in its activities. It is currently anticipated that the salaries for both the full-time salaried employee and the part-time contract employee will be terminated effective June 30, 1997. To the extent necessary, the Company will contract on an hourly basis to have services performed on its behalf after June 30, 1997.

     (d)  Financial Information About Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.  The Company has no material operations in foreign
-------------
countries and no material portion of its sales or revenues is derived from customers in foreign countries.


ITEM 2.      PROPERTIES.
-------      -----------
     (a)  Office Facilities.  The Company's offices are located at 1536
          ------------------
Cole Boulevard, Suite 325, Golden, Colorado 80401. The Company pays $1,372.00 monthly rental for the use of office facilities. The Company believes that its present offices are suitable and adequate for its present operations.

     (b)  (1)  Reserves.  Proved developed and undeveloped oil and gas
               ---------
reserves of the Company at December 31, 1996 and December 31, 1995 were computed by Joseph R. Albi, Jr., a consulting petroleum engineer and former Executive Vice President of the Company. Proved developed and undeveloped oil and gas reserves of the Company at December 31, 1995 and December 31, 1994 were audited by Donald M. Osmus, a consulting Petroleum Engineer. No audit services were performed on behalf of the Company for the fiscal year ended December 31, 1996.

     All of the Company's reserves were located in the continental United States and the majority of the properties comprising these reserves were operated by Black Dome Energy Corporation.

                                           Reserve Category
                   ----------------------------------------------------------
                   Proved Developed    Proved Undeveloped     Total Proved
                         (1)                   (2)
                   ----------------     ----------------   -----------------
December 31,       (Bbls)*  (Mcf)**     (Bbls)*  (Mcf)**   (Bbls)*   (Mcf)**
                   -------  -------     -------  -------   -------   -------
  1994              9,355  2,031,425      --        --      9,355   2,031,425
  1995              9,825  1,431,318      --      52,256    9,825   1,483,574
  1996              6,987  1,380,932      --      68,889    6,987   1,449,821

(*)   Refers to barrels consisting of 42 U.S. gallons.

(**) Refers to a volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the volume of natural gas.

     (1)  Proved Developed Reserves.  These are proved reserves which can
          --------------------------
be expected to be recovered through existing wells with existing equipment and operating methods. This classification includes:

     (i)  Proved Developed Producing Reserves.  These are proved developed
          ------------------------------------
reserves which are expected to be produced from existing completion interval(s) now open for production in existing wells; and

     (ii)  Proved Developed Non-Producing Reserves.  These are proved
           ----------------------------------------
developed reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through these wells in the predictable future, where the cost of making such oil and gas available for production should be relatively small compared to the cost of a new well.

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

     (2)  Proved Undeveloped Reserves.  These are proved reserves which are
          ----------------------------
expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units, which are reasonably certain of production when demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves may be attributable to acreage for which an application of fluid injection or other improved recovery technique is used or contemplated only where such techniques have been proved effective by actual tests in the area and in the same reservoir.

     Present Value of Estimated Future Net Revenues from Proved Developed
     --------------------------------------------------------------------
and Proved Undeveloped Oil and Gas Reserves.  The table below presents, as of
--------------------------------------------
the end of 1996, 1995 and 1994, the present value of the estimated future net revenues attributable to proved developed reserves and proved undeveloped reserves discounted at an annual rate of ten percent (10%) per year.

 Present Value of Future
   Net Revenues (dis-                        Future Net Revenues
  counted at 10%) as of            Proved           Proved         Total
    December 31,                  Developed       Undeveloped      Proved
-------------------------        -----------     -------------    --------
        1994                      $1,281,621        $     0       $1,281,621
        1995                      $1,175,279        $ 21,037      $1,196,316
        1996                      $2,470,181        $148,150      $2,618,331

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

     (b)  (2)  Reserves Reported to Other Agencies.  The Company did not
               ------------------------------------
file any oil or gas reserve estimates with, or include such estimates in reports to, any other federal governmental authority or agency within its last fiscal year.

     (b)  (3)  (i)  Production.  The following table shows the Company's net
                    -----------
quantities of oil (including condensate and natural gas liquids) and of gas produced for each of the Company's past three fiscal years:

                                  Net Oil and Gas Production
                                    Year Ended December 31,
                                  ----------------------------
                                  1996        1995        1994
                                 -------     -------     -------
Gas (Mcf)                        237,963     261,562     309,210
Oil/Condensate (Barrels)           1,724       1,382       2,747

     The Company has no long-term supply or similar arrangements with foreign governments or authorities and, as the Company has disposed of its properties and is currently engaged in dissolution, does not anticipate having any such arrangements in the future.

     (b)  (3)  (ii)  Average Sales Price and Production Costs.  The average
                     -----------------------------------------
sales prices (including transfers) and production costs per barrel of oil and Mcf of gas received by the Company for the fiscal years ended December 31, 1996, 1995 and 1994, were as follows. Equivalent barrels of production were calculated on the basis of 6 Mcf equals 1 Barrel.

                    Oil (Per Bbl)       Gas (Per Mcf)      Production (MCF)
   Year Ended            Sales              Sales               Costs of
   December 31,          Price              Price          Equivalent Bbls
   ------------      ------------        -----------       ---------------
      1996              $19.31              2.40                $4.96
      1995              $17.10             $1.45                $4.24
      1994               16.97              1.83                 6.21

     (b)  (4)  Productive Wells and Acreage.  The following tables set
               -----------------------------
forth the Company's: (i) total gross and net productive oil and gas wells, and (ii) total gross and net developed acreage, both as of December 31, 1996:

     (i)  Productive Oil and Gas Wells.  As of December 31, 1996, the Company
          -----------------------------
owned an interest in 23 oil and/or gas properties, 18 of which were operated by the Company. The following depicts the number of gross and net oil and gas wells producing or capable of production in which the Company owned an interest at the end of the last fiscal period.

                    Total Wells (Gross)*      Total  Wells    (Net)**
                     Oil    Gas    Total      Oil     Gas     Total
                     ---    ---    -----      ---    -----    -----
December 31, 1996     2      21      23       1.03   15.30    16.33

     The above numbers reflect an increase of two (2) gross wells (.66 net wells) which were recognized in 1996 (back-in of non-consent interest in a Dewey County, Oklahoma well in which the Company did not participate in the drilling of and the initiation of sales from one Harper County, Oklahoma well in which the Company held an overriding royalty interest).

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

     (ii)  Developed Acreage.  The following depicts the number of  gross
           ------------------
and net developed acres in which the Company owned an interest at the end of the Company's last fiscal year.

                                Gross Acres              Net Acres
                                -----------              ---------
December 31, 1996                 9,191                    6,078

     (b) (5) Undeveloped Acreage. The following table sets forth information regarding undeveloped acreage in which the Company had an interest at December 31, 1996.


        Location                    Gross Acres            Net Acres
        --------                    -----------            ---------
        Kansas                          160                   105
        Texas                            28                    10
                                        ---                   ---
                   Total                188                   115

     As of the date of December 31, 1996, the Company's total undeveloped acreage was held by production and was not subject to expiration until the producing well or wells which it held was/were non-commercial or plugged and abandoned.

     (b) (6) Drilling Activity. The following summarizes the drilling activity of the Company during each of the last three fiscal years.

   Year Ended             Total        Development     Exploratory
  December 31,            Wells       Oil  Gas  Dry   Oil  Gas  Dry
  ------------            -----       ---  ---  ---   ---  ---  ---
 1996 -
   Gross Wells              0          0    0    0     0    0    0
   Net Wells                0          0    0    0     0    0    0

 1995 -
   Gross Wells              1          0    0    1     0    0    0
   Net Wells               .4          0    0   .4     0    0    0

 1994 -
   Gross Wells              0          0    0    0     0    0    0
   Net Wells                0          0    0    0     0    0    0

     (b)  (7) Present Activities.  No oil and/or gas properties were
              -------------------
acquired or drilled by the Company in 1996; however, revenues from two additional properties were recognized during 1996 as a result of (i) the back-in of a non-consent interest position in a gas well located in Dewey County, Oklahoma in which the Company did not participate in the drilling of and (ii) the initiation of sales from a Harper County, Oklahoma gas well in which the Company held an overriding royalty interest. The Company participated in the unsuccessful drilling of one (1) gross well (.4 net well) during the fourth quarter of 1995. Two (2) gross wells (1.73 net wells) in which the Company held an interest were plugged and abandoned during 1995.
No additional oil and/or gas properties were acquired by the Company during 1996.

     (b)  (8)  Delivery Commitments.  As of March 21, 1997, the Company was
               ---------------------
not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements, nor has the Company had any significant delivery commitments since its inception on December 12, 1979.


ITEM 3.    LEGAL PROCEEDINGS.
-------    ------------------
     There are no current legal proceedings concerning the Company and there are none pending, except that Black Dome has been named as a defendant in litigation concerning an alleged indebtedness resulting from a guarantee not to exceed $25,000 which Black Dome gave for the indebtedness of Deane J. Writer, Jr. to Capital Federal Savings and Loan Association. The alleged assignee of underlying debt, Federal Financial Corporation, has filed an action against a number of defendants, including Black Dome, in the District Court of the City and County of Denver, Colorado, Case No. 96-CV-5728. Black Dome believes it has potentially valid defenses, but, in light of the small amount at controversy, intends to attempt to negotiate a reasonable settlement of the matter in cooperation with the other defendants. Management otherwise intends to vigorously defend the claims asserted against Black Dome. No prediction of the outcome can reasonably be made at this initial stage of the litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------
     On December 16, 1996, the Company held a special meeting of its shareholders at which the only matter voted upon was the proposed dissolution of the Company. At the meeting, 60,134 votes were cast in favor of dissolution and 298 votes were cast against. In addition, 348 shares abstained from voting on the proposal and "zero" broker non-votes were cast at the meeting.


                                PART II
                                -------
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

-------   -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------
     (a)  Market Information.  From October 1980 through November 12, 1984,
          -------------------
Black Dome's common stock was traded on the over-the-counter market under the symbol "BDEC" and the quotes were carried by NASDAQ during that period of time. NASDAQ voluntarily withdrew "BDEC" from the system on November 12, 1984 due to the depressed price of the stock. Since that date there has been sporadic trading in the Company's stock. At the present time, there are no market makers listed in the "pink sheets," and there have been no recorded public trades of the Company's common stock for at least the past two years.

     (b)  Holders.  As of March 31, 1997, there were approximately 1,616
          --------
record holders of the Company's common stock.

     (c)  Dividends.  Holders of common stock are entitled to receive such
          ----------
dividends as may be declared by Black Dome's Board of Directors. No dividends have been paid with respect to Black Dome's common stock and no dividends are anticipated to be paid in the foreseeable future.


ITEM 6.     SELECTED FINANCIAL DATA.
-------     ------------------------

                                    Years Ended December 31,
                                    ------------------------
                        1996       1995       1994       1993      1992
                      --------   --------   --------   --------   --------
Total Revenues        $624,314   $441,384   $762,655   $677,537   $616,351
Oil and Gas Sales      605,454    402,627    592,513    647,328    537,162
Other Revenue           18,860     38,757    170,172     30,209     79,189
Net Income (loss)      394,413   (210,598)   (23,449)     6,338     61,208
Net Income (loss)
  per share               5.35*     (2.86)*     (.32)*      .16*       .91*
Total Assets           703,160    411,046    718,918  1,040,364   612,748
Obligations               --         --         --      120,000    60,000
 Deferred Comp.        122,500    160,000    100,000    180,000
 Bank Debt - LOC          --       84,987    132,724    223,987      --

  * Earnings per share are restated to reflect the 1 for 1001 reverse stock split approved by shareholders on September 2, 1994.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------     -----------------------------------------------------------
            AND RESULTS OF OPERATIONS.
            --------------------------
Liquidity and Capital Resources
-------------------------------
     Working capital (which incorporates current and deferred obligations) increased by $191,038 during the year ended December 31, 1996, due primarily to higher prices received from sales of natural gas products. This increase in working capital during 1996 followed a previous slight increase of $2,136 during 1995 and an increase of $84,031 during 1994. As a source of additional working capital, the Company obtained a $300,000 line of credit with a lending institution in October 1992 which was secured with 10 producing natural gas wells in Clark County, Kansas. As of December 31, 1994, a total of $132,724 was borrowed from this line of credit. During 1995, the Company restructured the debt obligations associated with the outstanding balance of the line of credit. As of December 31, 1995, the Company had bank debt obligations of $84,987 tied to an 8.5% note which was then scheduled to mature on March 31, 1997. This obligation was paid in full during the fiscal year ended December 31, 1996.

     Because the Company's oil and gas properties continued to deplete (decrease in value) as they produced (which contributed to losses incurred by the Company during 1994 and 1995), management reached a conclusion during 1996 that, unless the Company was to successfully complete a liquidation of its oil and gas assets in the immediate future, it would inevitably suffer recurring losses from future operations as its properties continued to decline in production.

     As the subject properties would have eventually become worthless had the status quo been permitted to continue for an unreasonable period of time, the Board of Directors made a special determination that it would be in the best interests of all of the Company's shareholders to authorize the immediate dissolution of the Company and to liquidate its assets for cash in one or more commercially reasonable transactions while there was still a sufficient value to allow for a distribution to be made to shareholders after all of the Company's liabilities were paid. Accordingly, a plan to dissolve the Company was approved by the shareholders on December 16, 1996, and on February 21, 1997 the Company sold substantially all of its oil and gas assets (effective December 31, 1996) to an unaffiliated entity for $921,250.00 in cash, subject to adjustment as to certain items after consummation of the transaction.

     After payment of its obligations, claims and expenses and making provision or establishing reserves for the payment of future liabilities, the Company will distribute the remaining cash proceeds from the sale of its assets to the shareholders in proportion to their holdings of common stock. The Company intends to make this distribution at the earliest practicable date after all of the Company's liabilities are paid. It is the goal of the Board of Directors to cause all of such remaining proceeds to be paid out to shareholders in a single distribution during the current fiscal year.

     Prior to distribution, it is anticipated that all cash proceeds from the sale not needed to meet current obligations and liabilities will be held by the Company and deposited in an insured moneymarket account or invested in obligations of (or obligations guaranteed by) the United States Government or any agency thereof, or time deposits or certificates of deposit issued by any bank or trust company organized under the laws of the United States or any state thereof in such amounts and with such maturities as are deemed appropriate by the Board of Directors.

     Although it is possible that more than one distribution will be made to shareholders, it is anticipated that all of the remaining proceeds will be distributed at once in order to minimize expenses.

     The Company currently has no commitments for capital expenditures.

Results of Operations
---------------------
     Higher received natural gas prices resulted in net income (before income taxes) from operations of $56,413 (or $.77 per share) for the year ended December 31, 1996. Lower received natural gas prices, payment of a portion of deferred compensation, declining production without reserve replacement and significant depreciable and depletable costs resulted in a loss of $210,598, or $2.86/share in 1995. These same factors (combined with unsuccessful workover costs of two wells in Oklahoma and the costs associated with restructuring the Company) contributed to a loss of $44,498, or $0.61 per share in 1994.

     As discussed above, a plan to dissolve the Company was approved by the shareholders on December 16, 1996, and on February 21, 1997 the Company sold substantially all of its oil and gas assets (effective December 31, 1996) to an unaffiliated entity for $921,250.00 in cash, subject to adjustment as to certain items after consummation of the transaction. As the Company's business activities are currently limited to the winding up of its affairs and completing its dissolution, it is anticipated that its expenses of operations will be substantially different, but will generally decrease during the next fiscal year.

     The Company's current office lease will expire in June, 1997, at which time it is anticipated that the Company's activities in connection with its dissolution will be significantly curtailed, and the Company's remaining records moved to Mr. Huff's personal residence. It is unlikely that any salaries for clerical staff (the Company currently pays no other salaries) will continue past June 30, 1997; however, the Company plans to contract with Ms. Tish Hartman, the Company's Corporate Secretary (and possibly one or more others), on an hourly basis should clerical staff be required to conclude the dissolution after that time.

Changes in Prices, Costs and Impact of Inflation
------------------------------------------------
     Current economic trends still indicate that costs of conducting business activities will not rise as rapidly as they have during the preceding inflationary years. Neither inflation nor increasing costs are expected to have any material impact on the Company's current dissolution.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------    --------------------------------------------

The Board of Directors and Stockholders
Black Dome Energy Corporation
Evergreen, Colorado

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the balance sheet of Black Dome Energy Corporation as of December 31, 1996 and 1995 and the related statements of income, stockholders' equity, and cash flows for the three years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Dome Energy Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the three years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

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


BY(Signature)                        /s/ Haliburton, Hunter & Associates P.C.
                                     Littleton, Colorado
(Date)                               March 24, 1997

                  BLACK DOME ENERGY CORPORATION
                  -----------------------------
                          Balance Sheet
                          -------------

                                                           December 31,
                                                     -----------------------
                                                     1996               1995
                                                     ----               ----

                              Assets
                              ------
Current assets:
  Cash                                        $    128,220          $  63,008
 Accounts receivable:
 Joint interest owners                                 623             10,158
 Oil and gas sales                                 103,034             69,772
 Other                                                 ---                200
                                                   -------            -------
 Total current assets                              231,877            143,138
                                                   -------            -------
Property and equipment, at cost:
 Oil and gas properties, net (successful
 efforts method)                                   161,511            220,994
 Other property and equipment, net of
 accumulated depreciation of $59,481
 and $58,367, respectively                             ---              1,988
 Inventory of well equipment                         9,772             44,926
                                                   -------            -------
                                                   171,283            267,908
                                                   -------            -------
Deferred income tax asset                          300,000                ---
                                                   -------            -------







                                               $   703,160        $   411,046
                                               ===========        ===========










See accompanying notes to financial statements


               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
 Note payable, bank                           $    ---         $   84,987
 Accounts payable, trade                        99,431             78,581
 Accounts payable, officer                       9,600              9,600
 Accrued interest                                  ---                662

 Deferred compensation                         122,500            160,000
                                               -------            -------
 Total current liabilities                     231,531            333,830
                                               -------            -------


Commitments and Contingencies

Stockholders' equity:
 Common stock, no par value.  Authorized
 10,000,000 shares; issued and outstanding
 73,755 shares                                  292,415            292,415

 Additional paid-in capital                   1,895,938          1,895,938
 Accumulated deficit                         (1,716,724)        (2,111,137)
                                             -----------        -----------
                                                471,629             77,216
                                             -----------        -----------








                                             $  703,160         $   411,046
                                             ==========         ===========

                   BLACK DOME ENERGY CORPORATION
                   -----------------------------
                       Statement of Income
                       -------------------

                                                        December 31,
                                              -------------------------------
                                              1996          1995         1994
                                              ----          ----         ----
Revenue:
 Oil and gas sales                          $ 605,454     402,627     592,513
 Operating income                              11,356      38,034      19,879
 Gain (loss) on property disposition              ---         ---     142,582
 Interest income                                1,206         366       2,413
 Other income (loss)                            6,298         357       4,998
                                              -------     -------     -------
                                              624,314     441,384     762,655
                                              -------     -------     -------
Costs and expenses:
 Oil and gas production                       172,285     166,262     300,236
 Production and windfall profit taxes          32,861      22,737      37,136
 Depreciation, depletion and amortization      81,549     199,519      92,219
 Exploration expense                              ---      10,110         216
 Write-off non-productive wells                   ---      15,438      65,955
  Interest                                      5,200      14,250      17,739
 General and administrative                   238,006     223,666     272,603
                                              -------     -------     -------
                                              529,901     651,982     786,104
                                              -------     -------     -------
 Earnings (loss) before income taxes           94,413    (210,598)    (23,449)

Provision for income tax                       38,000         ---         ---
                                              -------    ---------    --------
 Net earnings (loss) before income tax
  benefit                                      56,413    (210,598)    (23,449)
Income tax benefit                            338,000         ---         ---
                                              -------     --------     ------
 Earnings (loss) before cumulative
   affect of a change in accounting
   principle                               $  394,413    (210,598)    (23,449)
                                           ----------    ---------    --------
 Cumulative effect on prior years
  (to December 31, 1994) of changing
  to a different depreciation method              ---     109,523         ---
 Net earnings (loss)                          394,413    (320,121)    (23,449)
                                            =========    =========    ========
 Earnings (loss) per share before
  income tax benefit                          $   .77       (2.86)       (.32)

 Earnings per share from income
   tax benefit                                $  4.58         ---        ----
                                            ---------     --------     -------
 Earnings (loss) per common share
   before cumulative effect of a change
   in accounting principle (1)                $  5.35       (2.86)       (.32)

 Cumulative effects on prior years
   (to December 31, 1994) of changing
   to a difference depreciation method            ---       (1.49)        ---
 Net earnings (loss) per common share            5.35       (4.35)       (.32)
                                                 ====       ======       =====
 Weighted average number of shares             73,755       73,605      72,866
                                               ======       ======      ======
Proforma amounts assuming the new
  depreciation method is applied
   retroactively:
 Income (loss) before effect of changing a
   depreciation method                      $ 394,413     (210,598)   (23,449)
 Retroactive application of changing
   depreciation methods                           ---          ---    (20,999)
                                              -------     ---------   --------
 Net income (loss) after retroactive change   394,413     (210,598)   (44,448)
                                              =======     =========   ========
 Earnings per common share after
   retroactive application of changing
   depreciation method and income tax
   benefit                                  $    5.35        (2.86)      (.61)
                                            =========        ======      =====

(1) Calculated after one-for-1,001 share reverse split


See accompanying notes to financial statements

                    BLACK DOME ENERGY CORPORATION
                    -----------------------------
                  Statement of Stockholders' Equity
                  ---------------------------------

                            Common Stock                               Total
                         ------------------   Additional Accumulated   Stock-
                                     Stated     Paid-in   Earnings    holders'
                         Shares      Value      Capital   (Deficit)    Equity
                       ----------   ---------  ---------  ----------  --------
Balance at December
  31, 1993             67,500,000   $ 283,040  1,898,495  (1,767,567)  413,968
Stock issued in lieu
 of annual
 compensation           7,500,000       9,375        ---         ---     9,375
Contribution of
 office space for
 the six months
 ended June 30, 1994                               6,000                 6,000
Reverse split of stock
 one-for-1,001, and
 retirement of
 treasury stock       (74,926,545)        ---     (8,557)        ---   (8,557)
Net loss for year             ---         ---        ---    ( 23,449) (23,449)
                       -----------    -------  ---------  ----------- --------
Balance at December
 31, 1994                  73,455     292,415  1,895,938  (1,791,016)  397,337
                        ---------     -------  ---------  -----------  -------
Stock issued to
 employees
 for bonus                    300         ---        ---         ---       ---
Net loss for year             ---         ---        ---   (320,121) (320,121)
                           ------   ---------  ---------  ---------- ---------
Balance at December
 31, 1995                  73,755   $ 292,415  1,895,938  (2,111,137)   77,216
                           ------   ---------  ---------  ----------- --------
Net income for year           ---         ---        ---     394,413   394,413
                           ------   ---------  ---------  -----------  -------
Balance at December
 31, 1996                  73,755   $ 292,415  1,895,938  (1,716,724)  471,629
                           ======   =========  =========  ===========  =======



See accompanying notes to financial statements

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                        Statement of Cash Flows
                        -----------------------

                                                        December 31,
                                               ----------------------------
                                               1996         1995       1994
                                               ----         ----       ----
Cash flows from operating activities:
 Net earnings (loss)                        $ 394,413     (320,121)   (23,449)
 Depreciation, depletion, amortization         81,549      199,519     92,219
 Cumulative effect of accounting change           ---      109,523        ---
 (Gain) loss on property dispositions             ---          ---   (142,852)
 Write-off non-producing properties               ---       15,438     65,955
 Office space contributed                         ---          ---      6,000
Changes in assets and liabilities:
 (Increase) decrease in receivables           (23,527)      18,056     16,444
 Increase (decrease) in accounts payable       20,850         (676)  (133,552)
 (Decrease) increase in other liabilities        (662)         662        ---
 Decrease (increase) in other assets         (300,000)       2,294        729
 (Decrease) increase in deferred
 compensation                                 (37,500)      60,000    (80,000)
                                              --------      ------    --------
 Net cash provided (used) by
 operating activities                         135,123       84,695   (198,506)
                                              -------       ------   ---------
Cash flows from investing activities:
 Proceeds from property dispositions              ---          ---    164,424
 Purchase of equipment                        (20,078)     (36,374)   (59,698)
 Purchase of well equipment inventory,
  net of (transfers) to wells and write-off
  of obsolete inventory                        35,154        8,995    (20,115)
                                               ------        -----    --------
 Net cash provided by (used in)
 investing activities                          15,076      (27,379)    84,611
                                               ------      --------    ------
Cash flows from financing activities:
 Decrease in line-of-credit                       ---      (41,215)   (91,263)
 (Decrease) in notes payable                  (84,987)      (6,522)       ---
 Issuance of common stock                         ---          ---      9,375
 Acquisition of Treasury stock                    ---          ---     (8,557)
                                               -------      -------    -------
 Net cash (used in) financing activities      (84,987)     (47,737)   226,787
                                              --------     --------   -------
 Increase (decrease) in cash                   65,212        9,579    130,412

Cash balance at beginning of year              63,008       53,429    127,357
                                               ------       ------    -------
Cash balance at end of year                 $ 128,220       63,008    257,769
                                            =========       ======    =======

* In 1995, the line-of-credit was converted to a note payable in the amount of $91,509. See Note 11 to financial statements. Interest of $5,200 was paid in 1996, $14,250 in 1995 and $17,739 in 1994.

See accompanying notes to financial statements

                     BLACK DOME ENERGY CORPORATION
                     -----------------------------
                     Notes to Financial Statements

                      December 31, 1996 and 1995
                      --------------------------

1.  Summary of Significant Accounting Policies:
-----------------------------------------------
  Operations of the company
  -------------------------
  Black Dome Energy Corporation was incorporated as a Colorado corporation on December 12, 1979 and was in the development stage through 1980. The Company is involved in exploration for oil and gas and the acquisition, development, and operation of oil and gas leasehold interests.
  During the relevant period, income from oil and gas sales was recognized as deliveries were made to the purchasers and operating income was recognized as services were performed in the management and operations of the producing properties.
  At the December 1996 Stockholders' Meeting, the stockholders approved disposition of its oil and gas properties. In reviewing the Statement of Financial Accounting Standards No. 121, paragraph 19, it was determined that no loss will be incurred in the disposition.

  Property and equipment and depreciation, depletion, and amortization
  --------------------------------------------------------------------
  The Company follows the successful-efforts method of accounting for oil and gas exploration and development costs. Under this method, lease acquisition costs and exploration and development costs attributable to the finding and development of proved reserves are capitalized. Exploratory dry hole costs and other nonproductive oil and gas activities are expensed. Costs of nonproductive leases are charged to expense when abandoned or substantially impaired, based upon a property-by-property evaluation. Capitalized costs relating to producing properties are depleted or depreciated on the units-of-production method based on the total of proved reserves. Expenditures for repairs and maintenance costs and delay rentals are charged to expense as incurred; renewals and betterments are capitalized. The cost and related accumulated depreciation, depletion, or amortization of property sold or otherwise retired are eliminated from the accounts; and gains or losses on dispositions are reflected in the consolidated statement of operations. Furniture, office equipment, and an automobile are depreciated using the straight-line method of depreciation over the estimated useful lives of the assets.
  Depreciation of lease and well equipment has been computed by the units of production method in 1995 and 1996. Depreciation is recorded only on well equipment that has been placed in service. Depreciation of lease and well equipment in prior years, beginning in 1980, was computed by the straight line method. The new method of depreciation was adopted in 1995 to better recognize the matching of revenues and depreciation expenses and has been applied retroactively to equipment acquisitions of prior years. The effect of the change in 1995, was to decrease income by approximately $56,000 (or $.76 per share). The adjustment of $109,523 to apply retroactively the new method is included in the net loss for 1995. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application on depreciation.

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

                     BLACK DOME ENERGY CORPORATION
                     -----------------------------
              Notes to Financial Statements, Continued

                     December 31, 1996 and 1995
                     --------------------------

1.  Summary of Significant Accounting Policies:
-----------------------------------------------
  Gain (loss) per share
  ---------------------
   Gain (loss) per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. There were 73,755 shares outstanding at December 31, 1996 and 1995.

  Basis of presentation and going concern
  ---------------------------------------
  The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to increase sales to a level where the Company becomes profitable. The Company's management believes it will not be able to attain these goals. As a result, the Company disposed of its producing properties at a value in excess of its book value.
  At the December 1996 stockholders' meeting, the Board of Directors of the Company were authorized to arrange a sale of the oil and gas producing properties and to then proceed with liquidation of the Company.
  Subsequent to the year end in February 1997, the Company completed a sale of its producing properties effective December 31, 1996, at a gross sales price of $921,250.
  The Company has reviewed the Statements of Financial Accounting Standards No. 121 and 123 and believes that there will be no impact on its financial statements.

2.  Oil and Gas Operations:
---------------------------
  Information related to the Company's oil and gas operations is summarized as follows:

                                                         December 31,
                                                1996        1995         1994
                                                -----------------------------
  Capitalized costs:
  Proved oil and gas properties               $906,235     885,006    866,280
                                               -------     -------    -------
                                               906,235     885,006    866,280
                                               -------     -------    -------
Accumulated depletion, depreciation
  and amortization                             744,724     664,012    362,781
                                               -------     -------    -------
                                              $161,511     220,994    502,499
                                               =======     =======    =======
  Costs incurred in oil and gas
  producing activities:
  Exploration costs                                ---      10,110        216
  Production costs                             205,146     188,999    337,372
  Depreciation, depletion, and
  amortization expense                          81,549     199,519     92,219
                                               -------     -------    -------
                                              $286,695     398,628    429,807
                                              ========     =======    =======
  Sales of oil and gas, net of
  production costs                            $318,759     $ 3,999   $162,706
                                              ========     =======   ========

                   BLACK DOME ENERGY CORPORATION
                   -----------------------------
             Notes to Financial Statements, Continued

                    December 31, 1996 and 1995
                    --------------------------



3.  Income Taxes:
-----------------
  The Company reports income for financial statements and income tax reporting on the same basis of accounting.
  The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes", which employs an asset and liability approach for income taxes, the objective of which is to recognize the amount of current and deferred tax payable at the date of the financial statements using the provisions of enacted tax laws. The Company has applied the provisions of Statement 109 in the accompanying financial statements.
  The deferred tax and related valuation allowance for the loss carryforwards are calculated at the end of each year as follows:

                             1996          1995       1994      Prior Years
                             ----          ----       ----      -----------
Loss Carryforward
 for tax purposes        $ 1,060,000    1,155,000    945,000      920,000
                           =========    =========    =======      =======
Deferred tax asset
 (40 percent)                424,000      462,000    378,000      368,000

Valuation allowance
 equal to amount which
 the deferred tax
 exceeds the deferred
 tax liability               124,000      462,000    378,000      368,000
                           ---------      -------    -------      -------
  Net deferred tax asset   $ 300,000          ---        ---          ---
                           =========      ========   =======      =======

  Income tax benefit is calculated as follows using a 40% tax rate. Benefit from estimated gain of $750,000 on sale of all of the corporate oil and gas properties. An additional benefit of $38,000 was realized on the current year pretax profits of $94,413, making a total tax benefit of $338,000.

4.  Employment Contracts:
-------------------------
  On December 31, 1994, the Company entered into an employment contract with E.J. Huff as President of Black Dome for the three years ending December 31, 1997 with annual compensation of $100,000 for 1995; $125,000 for 1996 and $150,000 for 1997. The agreement was terminated effective July 1, 1996.

5.  Major Customers:
--------------------
  During the year ended December 31, 1996, sales of oil and gas to three customers totaled approximately $230,000, $170,000, and $120,000. During the year ended December 31, 1995, sales of oil and gas to two customers totaled approximately $295,000 and $52,000. During the year ended December 31, 1994, sales of oil and gas to two major customers were $336,000 and $154,000.

                      BLACK DOME ENERGY CORPORATION
                      -----------------------------
                      Notes to Financial Statements

                       December 31, 1996 and 1995
                       --------------------------


6.  Supplementary Oil and Gas Information (Unaudited):
------------------------------------------------------
  Changes in proved oil and gas reserves:

                          1996                1995                1994
                     Oil        Gas      Oil        Gas      Oil        Gas
                    (Bbls)     (Mcf)    (Bbls)     (Mcf)    (Bbls)     (Mcf)
                    ------     -----    ------     -----    ------     -----
Proved reserves:
Balance at
beginning
of year             9,825    1,483,574   9,355   2,031,425  34,990  2,669,089
Properties sold       ---          ---     ---         --- (19,247)  (227,135)
Additions to and
revisions of
previous
estimates          (1,114)     204,210   1,852    (286,289) (3,641)  (101,313)
Production         (1,724)    (237,963) (1,382)   (261,562) (2,747)  (309,216)
Balance at end     -------   ---------- -------  ---------- ------- ----------
of year             6,987    1,449,821   9,825   1,483,574   9,355  2,031,425

  Proved developed reserves:
  Balance at December 31, 1994           9,355      2,031,425
  Balance at December 31, 1995           9,825      1,431,318
  Balance at December 31, 1996           6,987      1,380,932
  Future net cash flows from proved oil and gas reserves:

                                       Future net cash flows at
                                          December 31, 1996
                                      Total            Proved
                                      Proved          Developed
                                     Reserves         Reserves
                December 31,         --------         ---------
                ------------
                  1997              $   666,205       $  666,205
                  1998                  557,683          545,853
                  1999                  501,450          449,042
                Remainder             2,090,085        1,924,435
                                      ---------        ---------
                                    $ 3,815,423      $ 3,585,535
                                    ===========      ===========
  Present value of future net cash flows (discounted at 10%):
                                                         Proved
                                            Proved      Developed
             December 31,                  --------     ---------
             ------------
                1994                       1,281,621    1,281,621
                1995                       1,196,316    1,175,279
                1996                       2,618,331    2,470,181

                       BLACK DOME ENERGY CORPORATION
                       -----------------------------
                       Notes to Financial Statements

                        December 31, 1996 and 1995
                        --------------------------


6.  Supplementary Oil and Gas Information (Unaudited), Continued:
-----------------------------------------------------------------

  Changes in present value of estimated future net cash flows from proved oil and gas reserves:

                                                 December 31,
                                    1996             1995             1994
                                 ----------      -----------      -----------
Present value at beginning of
   period                       $ 1,196,316      $ 1,218,621      $ 2,739,716
Additions and revisions,
 net of future estimated
 development and productions
 costs and net of
 properties sold                  1,740,774          (18,306)      (1,295,389)
Sales of oil and gas, net of
 lifting costs                     (318,759)          (3,999)        (162,706)
                                  ----------       ----------       ----------

Present value at end of period  $ 2,618,331      $ 1,196,316      $ 1,281,621
                                ===========      ===========      ===========
Summary of oil and gas producing activities on the basis of Reserve
Recognition Accounting (RRA):

                                                  1996       1995       1994
                                                  ----       ----       ----
Additions and revisions to present value
 (discounted at 10%) of estimated future
 net revenues of proved oil and gas reserves:
Additions, net of estimated future
development and production costs             $     ---  $ 21,037    $   ---
Revisions to estimates of reserves
 proved in prior years:
Changes in prices, net of production
 costs and taxes                             1,086,180    31,256      (66,517)
Other revisions                                (86,695) (142,649)    (217,515)
Accretion of discount                          711,290    86,357   (1,011,337)
                                             ---------  ---------  -----------
Total additions and revisions                1,740,774    (3,999)  (1,295,389)

Less evaluated acquisition, exploration
 and development costs incurred                    ---       ---          ---
Additions and revisions under evaluated
 costs                                       1,740,774    (3,999)  (1,295,389)
Provision for income taxes                         ---       ---          ---
                                             ---------    -------  -----------
Results of oil and gas producing activities
on the basis of reserve recognition
 accounting                                 $1,740,774   $(3,999) $(1,295,389)
                                            ==========   ======== ============

                  BLACK DOME ENERGY CORPORATION
                  -----------------------------
             Notes to Financial Statements, Continued

                    December 31, 1996 and 1995
                    --------------------------



6.  Supplementary Oil and Gas Information (Unaudited), Continued:
-----------------------------------------------------------------
  Changes in prices subsequent to December 31, 1996, resulted in a decrease in the above valuation as of the date of the report resulting in an adjusted present value of $898,494, resulting primarily from a reduction in gas prices from $4.04 to $2.00 per MCF.
     The following accounting policies have been used in preparing the Reserve Recognition Accounting (RRA) presentation. The summary of oil and gas producing activities on the basis of RRA was prepared based on the rules of the Securities and Exchange Commission (SEC).
  Under RRA, earnings are recognized as proved reserves are found based on the estimated present value of such reserves, computed as described below. Subsequent revisions to the RRA valuation of proved reserves are included in earnings as they occur. Proved reserves are those quantities of oil and gas which can be expected, with little doubt, to be recoverable commercially at current prices and costs under existing operating methods.
  The proved reserves and related valuations were computed by J. R. Albi, Jr. in accordance with the rules of the SEC. Estimated future net revenues were computed by applying current prices received by the Company to estimated future production of reserves, less estimated future development and production costs and windfall profit taxes based on current costs. A discount factor of 10% was applied to the estimated future revenues to compute the estimated present value of proved oil and gas reserves. This valuation procedure does not necessarily result in an estimate of the fair market value of the Company's oil and gas properties.
  Totals of proved reserves are inherently imprecise estimates and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors.
  The pretax income (loss) reflected in the primary financial statements for oil and gas producing activities corresponds to the pretax income (loss) on the basis of Reserve Recognition Accounting of $1,740,774 in 1996, $128,323 in 1995 and $(1,202,954) in 1994, respectively.
  "Additions to reserves" are the result of current acquisitions and development activities. Increases in prices are the approximate effect on the RRA valuation of proved reserves due to price changes. Other revisions represent the net effect of all revisions to estimated quantities of proved reserves. Accretion of discount was computed by multiplying 10% times the present value of future net revenues as of the beginning of the year, adjusted to reflect downward revisions.
  Evaluated acquisition, exploration, development, and production costs include current and estimated future costs associated with the current year reserve additions. Such expenses include property acquisitions, well costs, lease rentals, and abandonments. The cost of acquiring unproved properties and drilling exploratory wells are deferred until the properties are evaluated and determined to be either productive or nonproductive, at which time they are charged to expense. There were no deferred acquisition and exploration costs at December 31, 1996 or 1995.
  The provision for income taxes is based on the "liability" method computed by applying the current statutory income tax rate to the difference between the year end RRA valuation of proved reserves and the tax basis in the properties less estimated investment tax credits and statutory depletion associated with future development costs.

7.  Commitments and Contingencies:
----------------------------------
  There were no commitments or contingencies known to management at December 31, 1996.

                  BLACK DOME ENERGY CORPORATION
                  -----------------------------
             Notes to Financial Statements, Continued

                    December 31, 1996 and 1995
                    --------------------------


8.  Environmental Liabilities:
------------------------------
  The company's oil and gas operations are subject to various federal, state, and local laws and regulations regarding environmental and ecological matters. These laws and regulations, among other things, impose liability on the Company, as a lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contain groundwater.
  As of December 31, 1996, the Company was not aware of any environmental claims which would have a material impact upon the Company's financial position or results of operations.

9.  Subsequent events:
----------------------
  In February 1997, the Company sold substantially all of its oil and gas properties at a price of $921,250. At the shareholders' meeting in December 1996, the Board of Directors was directed to locate a buyer for the oil and gas properties and to subsequently liquidate the Company. The Board of Directors estimates a period of three to nine months to complete the liquidation.

10.  Line-of-Credit and Bank Debt:
----------------------------------
  In October, 1992, as a source for additional working capital, the Company obtained a $300,000 line-of-credit with a lending institution, secured with 10 producing natural gas wells in Clark County, Kansas. As of December 31, 1994, a total of $132,724 was borrowed from the line-of-credit. During 1995, the Company reconstructed the debt obligations associated with the outstanding balance of the line-of-credit. As of December 31, 1995, the Company had bank debt obligations of $84,987 tied to an 8.5% note which matures on March 31, 1997. The note was paid in full in 1996.

11.  Value of Office Space and Rental Expense:
----------------------------------------------
  During the year ended December 31, 1993, and for the six months ended June 30, 1994, the Company was provided office space by the Company President. The value of the space provided in amounts of $12,000 in 1993, and $6,000 in 1994, have been recorded as an expense in the financial statements for those years and as a capital contribution.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
-------     -----------------------------------------------------------
            AND FINANCIAL DISCLOSURE.
            -------------------------
                 None applicable.


                               PART III
                               --------
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------    ---------------------------------------------------
     The Company's bylaws provide that the Board of Directors shall consist of not less than three nor more than five members. All members of the Board of Directors will hold office until the dissolution of the Company is completed, or until their earlier death, resignation or removal.

     Executive Officers are elected at the first meeting of the Board of Directors following the Annual Meeting of Shareholders. It is anticipated that all of the current officers and directors of the Company will continue to serve in their present capacities until such time as the dissolution of the Company is completed.

     The following table sets forth the name and age of each Executive Officer and/or Director, indicating all positions and offices with the Company presently held by him, and the period during which he has served as an officer or as a member of the Board of Directors:

                                                          Period Served
                                Other Positions and         as Officer
                                 Offices Held with         or Director
     Name             Age           the Company           of the Company
 -----------          ---        -----------------        --------------
 Edgar J. Huff         73       Chairman of the Board,    President and
                                President and             Director, December
                                Treasurer                 1979 to present;
                                                          Treasurer,November
                                                          1984 to Present

 Joseph R. Albi, Sr.   65        None                     Director, February
                                                          1985 to present

 Robert C. Huff        46        None                     Director, November
                                                          1987 to present;
                                                          Secretary March 1985
                                                          to September 2, 1994

 James E. Huff         42        None                     Director, November
                                                          1987 to present

 Tish M. Hartman       36        Secretary -              September 2, 1994 to
                                                          Present

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

     There is no family relationship between any Director or nominee for Director of the Company and any other Director or Executive Officer of the Company, except that Messrs. Robert C. Huff and James E. Huff are brothers and the children of Edgar J. Huff.

                          DIRECTORS' MEETINGS


     During 1996 there were four Directors' meetings held. Each Director was paid $100 per day for his attendance at such meetings.

ITEM 11.    EXECUTIVE COMPENSATION.
--------    -----------------------

Executive Compensation
----------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's president and all other executive officers whose total annual salary and bonus is $100,000 or more for the Company's last three completed fiscal years:

                             SUMMARY COMPENSATION
                     Annual Comp.                   Long-Term Comp.
                    ---------------------------   -----------------------
                                                  Awards     Payouts
                                   Other  Rest.  Securities
Name and                          Annual  Stock  underlying   LTIP     All
Principal          Salary   Bonus  Comp.  Awards Options    Payouts    Other
Position    Year   ($)      ($)   ($)     ($)     (#)        ($)       Comp.
---------   ----  ------   ----- ------  ------ --------   -------     -----
Edgar J.
  Huff      1996  62,500*      0     0       0      0          0   $100,000(1)
(President,
 CEO,       1995 100,000*      0     0       0      0          0          0
 Treasurer
 and        1994  60,000   9,600(2)  0       0      0          0          0
 Chairman
 of the                         (3)
 Board)

Joseph R.
  Albi,     1996       0(4)    0     0        0(4)   0         0          0
  Jr.
  (Exec.
   Vice     1995       0(4)    0     0        0(4)   0         0          0
President)  1994  35,000(4)    0     0    3,023(4)   0         0          0

     * See Employment Contracts and Termination of Employment and Change of Control Arrangements (Page 31).

     (1) During the fiscal year ended December 31, 1996, Mr. Huff received payment of $100,000 out of a total of $222,500 in deferred compensation that was due to him for services performed during previous years. The remaining $122,500 was paid to him subsequent to the fiscal year end. No further amounts are due and Mr. Huff has agreed to serve without charge until the Company's dissolution has been completed.

     (2) Mr. Huff's Employment Contract dated May 11, 1991 also provides for the payment of an annual bonus in the amount of $9,600. Mr. Huff's
1993 earned bonus of $9,600 was not paid as of December 31, 1993; however, it was paid during fiscal year 1994. During fiscal 1994, Mr. Huff received the 1993 earned bonus which was paid in stock and cash. The earned bonus of $9,600 for 1994 due in January 1995 was paid subsequent to December 31, 1996.

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

     (4) On July 1, 1991, the Company entered into a three-year Employment Contract with Mr. Joseph R. Albi, Jr. which provided for annual compensation of $60,000 per year ($5,000/month) and the issuance of 7,256,000 shares of the restricted no par value Common Stock of the Company valued at $.00125 per share or $9,070. The shares were restricted for the term of Mr. Albi's contract which began on July 1, 1991 and ended on June 30, 1994 and were forfeitable as follows: If Mr. Albi left the employ of the Company prior to June 30, 1992, all of the shares would be forfeited; prior to June 30, 1993, two-thirds of the shares would be forfeited; and prior to June 30, 1994, one-third of the shares would be forfeited. Mr. Albi left the employ of the Company on June 30, 1994 and became vested in the entire 7,256,000 shares of restricted no par value common stock of the Company.

Compensation of Directors
-------------------------
     Standard Arrangements. Directors of the Company receive a fee of $100 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses. During 1996, an aggregate of $1,300 was paid to all of the Company's Directors for their attendance at meetings.

     Other Arrangements. There are no other arrangements pursuant to which the Company's Directors receive compensation from the Company for services as Directors.

                         OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                     Individual Grants                  Pot. Realizable
               ----------------------------
               Number of                                        Value at
               Securities      % of Total                   Assumed Rates of
               Underlying       Options                    Stock Price App.
               Options         Granted to   Exercise  Exp.   for Opt.   Term.
Name           Granted         Employees     Price    Date    5%($)     10%($)
------------  --------         ----------   --------  -----  --------   ------

Edgar J. Huff    0(1)              0            0       0        0         0

   (1) No stock options have been issued by the Company during 1996. As of December 31, 1996, the Company does not have a stock option plan available to any employee and/or director of the Company.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES



                                                Number of
                                                Securities     Value of
                                                Underlying    Unexercised
                                                Unexercised   In-the-Money
                                                Options at     Options at
                   Shares                        12/31/96       12/31/96
                 Acquired on      Value         Exercisable/   Exercisable/
Name             Exercise(#)    Realized($)    Unexercisable  Unexercisable

Edgar J. Huff       0(1)           0                 0             0

     (1) No stock options were exercised during fiscal year 1996. As of December 31, 1996, the Company does not have a stock option plan available to any employee and/or director of the Company.

     As of December 31, 1996, the Company does not have an Incentive Stock Option Plan available to its employees and/or directors.

                       LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     The following table sets forth each award made to a named executive officer in the last completed fiscal year under any LTIP:

              LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                               Estimated Future Payouts
                                         under Non-Stock Price-Based Plans
                                         ---------------------------------
(a)               (b)               (c)             (d)        (e)        (f)
                Number of     Performances or
               Shares,Units  Other Period Until
                 or Other      Maturation or     Threshold    Target    Maximum
Name             Rights (#)       Payout          ($ or #)   ($ or #) ($ or #)
-------------   -----------    ---------------    ---------  -------- --------
Edgar J. Huff       -0-            N/A               -0-        -0-       -0-

      On May 1, 1993, the Board of Directors of the Company adopted an IRS approved (Model Form 5035-A) Salary Deferred Simplified Employee Pension Plan (SAR-SEP) allowing eligible salaried employees to contribute (through elective deferrals) a portion of their salary on a before tax basis to individual IRA accounts set up on behalf of the Company. Should employee contributions be such that the Plan is deemed "top-heavy" for any Plan year (as defined by the IRS), the Company will be required to contribute an amount to non-key employees (not to exceed 3% of their annual compensation) for that plan year. During the fiscal year ended December 31, 1996, the Company contributed $666 to the IRA accounts of non-key employees to satisfy "top-heavy" Plan requirements for the year 1996.

Other Compensation
------------------
     No other compensation (not covered by the above categories)was paid or distributed during the last fiscal year to any executive officer of the Company.

Employment Contracts and Termination of Employment and Change of Control
------------------------------------------------------------------------
Arrangement
-----------
      Effective December 31, 1994, the Board of Directors approved a new three-year employment agreement with the President of the Company, Mr. Edgar
J. Huff, for his continued services. The Agreement became effective January 1, 1995. It is a standard employment agreement with standard disability, death and term clauses, providing for a deferred salary of $100,000 for the year 1995 to be paid on January 5, 1996, a deferred salary of $125,000 for the year 1996 to be paid on January 5, 1997 and a deferred salary of $150,000 for the year 1997 to be paid on January 5, 1998. The agreement further provides for the Company to carry insurance on the life of Mr. Huff in the amount of $250,000. Premiums are to be paid by the Company and such sum shall be payable to the Company in the event of Mr. Huff's demise during the term of the Employment Agreement. The Employment Agreement further provides that, should there not be sufficient cash each year as provided in the agreement so that the lump sum is not available, then Mr. Huff may be paid with any class of the Company's stock as may be mutually agreed between Mr. Huff and the Company; provided, however, that there shall be deducted from all compensation paid to Mr. Huff, such sums, including, but without limitation to, social security, income tax withholding and unemployment insurance, as the Company is by law obligated to do. On June 30, 1996, the subject Employment Agreement was terminated at Mr. Huff's request and he has agreed to continue to serve as the Company's President without charge until such time as the dissolution of the Company has been completed.

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



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------    ---------------------------------------------------
            MANAGEMENT.
            -----------
     The following table sets forth as of March 21, 1997, information with respect to the ownership of the Company's No Par Value Common Stock by each person, including any "group" as that term is defined in Section 13(d) (3) of the Securities Exchange Act of 1934, known by the Company to own beneficially more than five percent of its outstanding equity securities, and by its Directors and Officers individually and by its Officers and Directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                                Amount and
                                                Nature of
Name and Address                                Beneficial        Percent
of Beneficial Owner        Title of Class       Ownership(1)      of Class
--------------------       --------------       ------------      --------
Edgar J. Huff(2)            Common Stock           43,698          59.25%
1536 Cole Blvd., Ste 325   (No Par Value)
Golden, CO 80401

James E. Huff(3)            Common Stock            1,099           1.49%
2414 Briar Ridge Dr.       (No Par Value)
Houston, TX 77057

Robert C. Huff(3)           Common Stock              999           1.35%
9930 S. 87th E. Ave.       (No Par Value)
Tulsa OK 74133

Joseph R. Albi, Sr.(3)      Common Stock              300            .41%
P.O. Box 5271, T.A.        (No Par Value)
Denver, CO 80217

Tish M. Hartman(4)          Common Stock              400            .54%
1536 Cole Blvd., Ste 325   (No Par Value)
Golden, CO 80401

Officers and/or             Common Stock           46,496          63.04%
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

Certain Business Relationships
------------------------------
     No director or nominee for director is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during the Company's current fiscal year, payments to the Company for property or services in excess of five percent of (i) the Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

      No director or nominee for director is, or during the last fiscal year has been, an executive officer of or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Company has made during the Company's last full fiscal year, or proposes to make during the Company's current fiscal year, payments for property or services in excess of five percent of (i) the Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

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

Indebtedness of Management
--------------------------
     No director or executiveofficer of the Company, nominee for election as a director, any member of the immediate family of such persons, corporation or organization (other than the Company or a majority-owned subsidiary of the Company) of which any of such persons is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, or any trust or other estate in which any of such persons has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

                                 PART IV
                                 -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------     ------------------------------------------------------
             FORM 8-K.
             ---------

    a) (1) The following financial statements are filed as part of this report:

    Report of Independent Certified Public Accountants

    Financial Statements:

       Balance Sheets, December 31, 1996 and 1995

       Statements of Operations for the years ended December 31, 1996, 1995 and 1994

       Statement of Shareholders' Equity for the years ended
       December 31, 1996, 1995 and 1994

       Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994

       Notes to Financial Statements

       Schedule V - Property, Plant and Equipment

       Schedule VI - Accumulated Depreciation, Depletion and
       Amortization of Property, Plant and Equipment

       Schedules other than those listed above have been omitted since they either are not required or are not applicable.


                                                              Sequential
     (a)  (3)  Exhibits:                                      Page Number
               ---------                                      -----------
                  3       Articles of Incorporation and
                          Bylaws (incorporated by
                          reference to Registration
                          Statement on Form S-1, SEC
                          File No. 2-67734)                         --

                 24       Consent of Joseph R. Albi, Jr.            38

                 27       Finacial Data Schedule                    39


     (b) No reports on Form 8-K were filed by Black Dome during the last quarter of the period covered by this report.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 28th day of March, 1997.

(Registrant)               BLACK DOME ENERGY CORPORATION



BY(Signature)                /s/Edgar J. Huff
(Name and Title)             Edgar J. Huff, President,
                             Chief Executive Officer,
                             Chief Financial Officer and
                             Principal Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Name and Capacity


BY(Signature)                         /s/Edgar J. Huff
(Date)                                March 28, 1997
(Name and Title)                      Edgar J. Huff, Director

BY(Signature)                         /s/Joseph R. Albi,Sr.
(Date)                                March 28, 1997
(Name and Title)                      Joseph R. Albi, Sr., Director

BY(Signature)                         /s/Robert C. Huff
(Date)                                March 28, 1997
(Name and Title)                      Robert C. Huff, Director

BY(Signature)                         /s/James E. Huff
(Date)                                March 28, 1997
(Name and Title)                      James E. Huff, Director

                             JOSEPH R. ALBI, JR.
                               P.O. BOX 26022
                       HIGHLANDS RANCH, CO 80163-0022




March 30, 1997




I, Joseph R. Albi, Jr., hereby consent to the use of and/or reference to my report estimating Black Dome Energy Corporation's reserves and revenues as of January 1, 1997 in the Annual Report on Form 10-K of Black Dome Energy Corporation. I also consent to the reference to my name in the Annual Report on Form 10-K. The estimated reserves and revenues attributable to certain Black Dome Energy Corporatin leasehold presented in my report were based on an engineering evaluation utilizing data supplied by Black Dome Energy Corporation.

Sincerely,


BY(Signture)                 /s/ Joseph R. Albi, Jr.

                             Joseph R. Albi, Jr.
                             B.S. Petroleum Engineering
                             Colorado School of Mines, 1982
                             M.S. Mineral Economics
                             Colorado School of Mines, 1986