Form 10-Q
period 1997-03-31
BLACK DOME ENERGY CORP
filed 1997-05-13
CIK 316704

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     March 31, 1997       Commission File Number 0-9394

                     BLACK DOME ENERGY CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Colorado                                 84-0808397
  ------------------------------                 -----------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)

    1536 Cole Blvd., Ste #325
       Golden,_Colorado                          80401
  ------------------------------                --------
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


                         __X__ Yes     _____  No

        At March 31, 1997, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                    BLACK DOME ENERGY CORPORATION
                    -----------------------------
                         INDEX TO FORM 10-Q
                         ------------------
                           MARCH 31, 1997
                           --------------

PART I - FINANCIAL INFORMATION                                PAGE
                                                              ----

     Item 1.  Financial Statements.
     ------------------------------
              Condensed balance sheet                           3
              at March 31, 1997 and
              December 31, 1996.

              Statement of operations for                       5
              for the three-month periods ended
              March 31, 1997 and 1996

              Statement of cash flows                           6
              for the three-month periods ended
              March 31, 1997 and 1996


              Notes to Financial Statements                     7


PART II - OTHER INFORMATION                                     8


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

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-----------------------------
     BLACK DOME ENERGY CORPORATION
     -----------------------------
          CONDENSED BALANCE SHEET
          -----------------------

                                          March 31,       December 31,
                                            1997             1996
                                          ---------       ------------
                                         (Unaudited)         (Note)

                 ASSETS
                 ------
Current Assets:

       Cash                               $   39,050        $  128,220

       Cash, Money Market Fund               852,902                --

       Accounts Receivable                     6,331           103,657
                                           ---------        ----------

             Total current assets          $ 898,283        $  231,877
                                           ---------        ----------

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)                --           161,511

       Materials and supplies                     --             9,772
                                            --------         ---------
                                                               171,283


       Deferred income tax assets                 --           300,000
                                           ---------        ----------
             Total assets                  $ 898,283        $  703,160
                                           ==========       ==========

Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME ENERGY CORPORATION
-----------------------------
CONDENSED BALANCE SHEET (CONT'D)
--------------------------------
                                          March 31,        December 31,
                                            1997              1996
                                          ---------         ----------
                                         (Unaudited)          (Note)

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable                       $    51,412         $    99,431

  Deferred Compensation                           --             132,100
                                         -----------         -----------
        Total Current Liabilities             51,412             231,531
                                         -----------         -----------
  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
                                           2,188,353           2,188,353

  Retained earnings (deficit)             (1,341,482)         (1,716,724)
                                          -----------         -----------
       Total stockholders' equity            846,871             471,629
                                          -----------         -----------
       Total liabilities and
       stockholders' equity              $   898,283         $   703,160
                                         ============       ============



Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME ENERGY CORPORATION
-----------------------------
CONDENSED STATEMENT OF OPERATIONS
---------------------------------

                                                      Three Months
                                                         Ended
                                                        March 31,
                                                -------------------------
                                                1997                 1996
                                                ----                 ----
                                                       (Unaudited)

   Income <loss> from discontinued
     operations                                $< 67,242>         $< 74,620>

   Gain on sale of oil and gas properties        742,484                 --

   Less income taxes                             300,000                 --
                                                 -------             ------
                                               $ 442,484                 --
                                               ---------          ----------
   Net income <loss>                           $ 375,242          $< 74,620>
                                               ---------          ----------
   Earnings <loss> per share                       $5.09             <$1.01>
                                               =========          ==========




















At the December 1996 Stockholders' Meeting, the stockholders approved the sale of the Company's oil and gas properties and the liquidation of the Company. In February 1997, the Company completed the sale of all its properties effective December 31, 1996. The Company has discontinued operating and plans to liquidate in the next three to six months.

BLACK DOME ENERGY CORPORATION
-----------------------------
STATEMENT OF CASH FLOWS
-----------------------

                                                    Three Months
                                                       Ended
                                                      MARCH 31,
                                                 -------------------
                                                 1997           1996
                                                 ----           ----
                                                      (Unaudited)

Cash flows from operating activities:
  Net income <loss>                           $ 375,242     $< 74,620>

Depreciation, depletion, amortization              --          46,750

Less gain on sale of oil and gas properties    <742,484>         --

Changes in assets and liabilities:
 <Increase> decrease in accounts receivables     97,326         1,760
  Increase <decrease> in accounts payable      < 48,019>       23,895
  Decrease in deferred tax asset                300,000          --
  Increase <decrease> in deferred comp.        <132,100>       31,250
  Increase <decrease> in note payable              --        < 20,019>
                                               ---------     ---------
    Net cash provided (used) by                <150,035>        9,016
     operating activities                      ---------     ---------

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties  921,250          --
  Purchase of capital items                    <  7,518>     <  7,445>
                                               ---------     ---------
    Net cash (used in) provided by
     investing activities                       913,732      <  7,445>
                                               --------      ---------
Cash flows from financing activities:

    Increase (decrease) in cash                 763,732         1,571

Cash balance at beginning of period             128,220        63,008
                                                -------       -------
Cash balance at end of period                 $ 891,952     $  64,579
                                              =========     =========


Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
   Condition and Results of Operations.
   ------------------------------------

General
-------
This discussion and analysis covers variations in the balance sheets December 31, 1996, and March 31, 1997, and in the statements of operations and changes in cash flows for the three-month periods ended March 31, 1997 and 1996.

Liquidity and Capital Resources
-------------------------------
As a result of the sale of all the Corporation's oil and gas properties, working capital at March 31, 1997 was $846,871 compared to the $346 at December 31, 1996.

Results of Operations
---------------------
The Corporation sold all of its operating oil and gas properties effective December 31, 1996 and ceased operations. Costs incurred in the three months ended March 31, 1997 resulted mostly from administrative costs incurred in the closing of operations.

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

(Registrant)                             BLACK DOME ENERGY CORPORATION
BY(Signature)                            /s/ Edgar J. Huff
(Date)                                   May 8, 1997
(Name and Title)                         Edgar J. Huff, President
                                         and Chief Financial
                                         Officer