Form 10-Q
period 1997-06-30
BLACK DOME ENERGY CORP
filed 1997-08-14
CIK 316704

           SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C. 20549
                    FORM 10Q
         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended June 30, 1997    Commission File Number 0-9394
                                    -----------------------------------
                BLACK DOME ENERGY CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Colorado                                  84-0808397
  -----------------------------                   -------------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                Identification No.)

    1536 Cole Blvd., Ste #325
        Golden, Colorado                              80401
 -------------------------------                    ----------
 (Address of principal executive                    (Zip code)
  offices)

Registrant's telephone number, including area code: (303)231-9059
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     __X__ Yes     _____ No

At June 30, 1997, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                 BLACK DOME ENERGY CORPORATION
                 -----------------------------
                     INDEX TO FORM 10-Q
                     ------------------
                       JUNE 30, 1997
                       -------------

PART I - FINANCIAL INFORMATION
                                                              PAGE
                                                              ----

Item 1.  Financial Statements
-----------------------------
              Condensed balance sheet                           3
              at June 30, 1997 and
              December 31, 1996.

              Statement of operations for                       5
              for the six-month periods ended
              June 30, 1997 and 1996

              Statement of cash flows                           6
              for the six-month periods ended
              June 30, 1997 and 1996


              Notes to Financial Statements                     7


   PART II - OTHER INFORMATION                                  8


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

PART I- FINANCIAL INFORMATION
-----------------------------
Item 1.  Financial Statements
-----------------------------
BLACK DOME ENERGY CORPORATION
-----------------------------
CONDENSED BALANCE SHEET
-----------------------

                                          June 30,      December 31,
                                           1997            1996
                                         ---------       ----------
                                        (Unaudited)        (Note)

                 ASSETS
                 ------
Current Assets:

       Cash                             $  < 4,980>     $  128,220

       Cash, Money Market Fund             864,912            --

       Accounts Receivable                                 103,657
                                          --------        --------

          Total current assets          $  859,932      $  231,877

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)           --            161,511

       Materials and supplies                --              9,772
                                         ---------        --------
                                                           171,283

       Deferred income tax assets            --            300,000

             Total assets               $  859,932      $  703,160
                                        ==========      ==========

Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date, and condensed.

     BLACK DOME ENERGY CORPORATION
     -----------------------------
     CONDENSED BALANCE SHEET (CONT'D)
     --------------------------------

                                              June 30,        December 31,
                                                1997             1996
                                             ---------        ------------
                                            (Unaudited)         (Note)

        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------
Current Liabilities:

  Accounts Payable                           $    24,308     $    99,431

   Deferred Compensation                           --            132,100
                                              ----------      ----------
        Total Current Liabilities                 24,308         231,531

  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
                                               2,188,353       2,188,353

  Retained earnings (deficit)                 <1,357,729>     <1,716,724>
                                               ---------       ---------
       Total stockholders' equity                830,624         471,629
                                               ---------       ---------
       Total liabilities and
       stockholders' equity                  $   854,932     $   703,160
                                             ===========     ===========



Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date, and condensed.

BLACK DOME ENERGY CORPORATION
-----------------------------
CONDENSED STATEMENT OF OPERATIONS
---------------------------------

                                                      Six Months
                                                        Ended
                                                       June 30,
                                                  1997          1996
                                                ----------------------
                                                      (Unaudited)


   Income <loss> from discontinued
     operations                                $     --      $< 73,902>
                                                ---------     --------
   Expenses during liquidation period             <78,500>        --

   Gain on sale of oil and gas properties         742,484         --

   Less income taxes                              300,000         --
                                                 --------      -------
                                                $ 442,484         --
                                                 --------      -------
   Net income <loss>                            $ 363,984    $< 73,902>
                                                 --------      -------
   Earnings <loss> per share                        $4.94       <$1.01>
                                                =========     ========









At the December 1996 Stockholders' Meeting, the stockholders approved the sale of the Company's oil and gas properties and the liquidation of the Company. In February 1997, the Company completed the sale of all its properties effective December 31, 1996. The Company has discontinued operating and plans to liquidate in the next calendar year.

BLACK DOME ENERGY CORPORATION
-----------------------------
STATEMENT OF CASH FLOWS
-----------------------

                                                   Six Months
                                                      Ended
                                                     June 30,
                                                 1997         1996
                                               ---------------------
                                                    (Unaudited)

Cash flows from operating activities:
  Net income <loss>                           $ 363,994     $< 73,902>

Depreciation, depletion, amortization              --         130,250

Less gain on sale of oil and gas properties    <742,484>         --

Changes in assets and liabilities:
 <Increase> decrease in accounts receivables    103,657      <  1,796>
  Increase <decrease> in accounts payable      < 75,033>           32
  Decrease in deferred tax asset                300,000          --
  Increase <decrease> in deferred comp.        <132,100>       62,500
  Increase <decrease> in note payable              --        < 31,690>
                                                -------       -------
    Net cash provided (used) by                <181,966>       85,394
     operating activities                       -------       -------

Cash flows from investing activities:
 Proceeds from sale of oil and gas properties   921,250          --
  Purchase of capital items                     < 7,572>      <13,640>
                                                -------        ------
    Net cash (used in) provided by
     investing activities                       913,678       <13,640>
                                                -------        ------
Cash flows from financing activities:

    Increase (decrease) in cash                 731,712        71,754

Cash balance at beginning of period             128,220        63,008
                                                -------        ------
Cash balance at end of period                 $ 859,932     $ 134,762
                                              =========     =========

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.

General
-------
This discussion and analysis covers variations in the balance sheets December 31, 1996, and June 30, 1997, and in the statements of operations and changes in cash flows for the six-month periods ended June 30, 1997 and 1996.

Liquidity and Capital Resources
-------------------------------
As a result of the sale of all the Corporation's oil and gas properties, working capital at June 30, 1997 was $830,624 compared to the $346 at December 31, 1996.

Results of  Operations
----------------------
The Corporation sold all of its operating oil and gas properties effective December 31, 1996 and ceased operations. Costs incurred in the six months ended June 30, 1997 resulted mostly from administrative costs incurred in the closing of operations.

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

(Registrant)                                  BLACK DOME ENERGY CORPORATION
(Date)                                        August 8, 1997
BY:(Signature)                                /s/Edgar J. Huff
(Name and Title)                              Edgar J. Huff, President
                                              and Chief Financial Officer