Form 10QSB
period 1997-09-30
BLACK DOME ENERGY CORP
filed 1997-11-14
CIK 316704

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended September 30, 1997

                  Commission File Number 0-9394

                  BLACK DOME ENERGY CORPORATION
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Colorado                                       84-0808397
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                        2374 Eldorado Lane
                    Evergreen, Colorado 80439
       ---------------------------------------------------
        (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (303)674-8756

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      __X__ Yes     _____ No

At September 30, 1997, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

                  BLACK DOME ENERGY CORPORATION
                              INDEX
                                TO
                            FORM 10-Q
                        SEPTEMBER 30, 1997


PART I - FINANCIAL INFORMATION                                PAGE

Item 1.  Financial Statements

              Condensed balance sheet                           3
              at September 30, 1997 and
              December 31, 1996.

              Statement of operations for                       5
              for the nine-month periods ended
              September 30, 1997 and 1996 and
              the three-month periods ended
              September 30, 1997 and 1996.

              Statement of cash flows                           6
              for the nine-month periods ended
              September 30, 1997 and 1996 and
              the three-month periods ended
              September 30, 1997 and 1996.

              Notes to Financial Statements                     7

      Item 2. Management's Discussion and Analysis of           8
              Financial Conditions and Results of Operations

PART II - OTHER INFORMATION                                     9
                        ------------------------------

     The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and results of its operations for the interim periods presented.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                 BLACK DOME ENERGY CORPORATION
                    CONDENSED BALANCE SHEET

                                        September 30,   December 31,
                                             1997          1996
                                         (Unaudited)      (Note)
                                        -------------   ----------
                       ASSETS
Current Assets:

       Cash                               $  834,177    $  128,220

       Accounts Receivable                     3,003       103,657

             Total current assets         $  837,180    $  231,877

Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)                 --      161,511

       Materials and supplies                      --        9,772
                                                           171,283

       Deferred income tax assets                  --      300,000

             Total assets                 $   837,180   $  703,160
                                          -----------   ----------
Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date, and condensed.

                  BLACK DOME ENERGY CORPORATION
               CONDENSED BALANCE SHEET (Continued)

                                          September 30,       December 31,
                                             1997                1996
                                          (Unaudited)           (Note)
                                         -------------        -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

  Accounts Payable                        $    18,738         $    99,431

  Deferred Compensation                            --             132,100

        Total Current Liabilities              18,738             231,531

  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755
                                            2,188,353           2,188,353

  Retained earnings (deficit)              (1,369,911)         (1,716,724)

       Total stockholders' equity             818,442             471,629

       Total liabilities and
       stockholders' equity               $   837,180         $   703,160
                                          -----------         -----------

Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date, and condensed.

                 BLACK DOME ENERGY CORPORATION
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                      Nine Months         Three Months
                                        Ended                Ended
                                     September 30,        September 30,
                                    1997     1996        1997       1996
                                 --------  --------    --------  --------
 Income (loss) from:

   Discontinued Operations             --  $ (4,770)         --   $22,382

   Expense during liquidation
    period                       $(95,671)       --    $(17,171)       --

   Gain on sale of oil and
    gas properties                742,484        --          --        --

                                  646,813    (4,770)    (17,171)   22,382

   Income Tax expense             300,000        --          --        --

     Net Income (loss)           $346,813   $(4,770)   $(17,171)  $22,382

     Income (loss) per common
      share                      $   4.70   $  (.06)   $   (.23)  $   .31
                                 --------   -------    --------   -------

                 BLACK DOME ENERGY CORPORATION
                    STATEMENT OF CASH FLOWS

                                       Nine Months          Three Months
                                          Ended                Ended
                                      September 30,         September 30,
                                     1997      1996       1997       1996
                                  ---------  --------   --------   --------
Cash flows from
  operating activities:
    Net earnings (loss)           $ 346,813  $ (4,770)  $(17,182)  $ 22,382
Gain on sale of oil &
gas properties                     (742,484)       --         --         --

Depreciation, depletion,
amortization                             --   120,000         --     36,500

Changes in assets and
liabilities:
 (Increase) decrease
  in receivables                    100,657     7,515     (3,003)     9,311
  Decrease in deferred tax asset    300,000        --         --         --
  Increase (decrease) in
    accounts payable                (80,693)   34,391     (5,570)    34,359
  Increase (decrease) in
    deferred compensation          (132,100)   62,500         --         --

    Net cash provided (used) by    (207,807) (219,636)   (25,755)   102,552
     operating activities

Cash flows from investing
  activities:
   Proceeds from sale of
     O&G properties                 921,750        --         --         --
  Purchase of equipment              (7,986)  (17,113)        --     (4,499)
  Purchase of well equipment
   inventory, net of transfers
   to wells                              --    15,909         --     16,935

    Net cash (used in) provided by
     investing activities           913,764     1,204         --     12,436

Cash flows from financing activities:

Increase (Decrease) in notes payable     --   (51,229)        --    (19,539)

    Net cash (used in) provided by
     financing activities                --   (51,229)        --    (19,539)

    Increase (decrease) in cash     705,957   167,203    (25,755)    95,449

Cash balance at beginning of period 128,220    63,008    859,932    134,762

Cash balance at end of period      $834,177  $230,211   $834,177   $230,211
                                   --------  --------   --------   --------

                Notes to Financial Statements of
                  Black Dome Energy Corporation

                        SEPTEMBER 30, 1997
                           (UNAUDITED)

NOTE 1 -- Basis of Preparation and Presentation

     The Black Dome Energy Corporation financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis covers variations in the balance sheets of December 31, 1996, and September 30, 1997, and in the statements of operations and changes in cash flows for the nine-month periods ended September 30, 1997 and 1996.

Liquidity and Capital Resources

As a result of the sale of all the Corporation's oil and gas properties, working capital at September 30, 1997 was $818,442 compared to the $346 at December 31, 1996.

Results of Operations

The Corporation sold all of its operating oil and gas properties effective December 31, 1996 and ceased operations. Costs incurred in the nine months ended September 30, 1997 resulted mostly from administrative costs incurred in the closing of operations.

                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits:  None

       (b)  Reports:   None

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 BLACK DOME ENERGY CORPORATION

Date:  November 4, 1997          By: /s/Edgar J. Huff
                                   Edgar J. Huff, President
                                   and Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically