Form 10KSB
period 1997-12-31
BLACK DOME ENERGY CORP
filed 1998-03-31
CIK 316704

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

                         Commission File Number 0-9394

                         BLACK DOME ENERGY CORPORATION
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Colorado                              84-0808397
        ---------------------------------          -------------------
        (State or other jurisdiction               (IRS Employer
        of incorporation or organization)           Identification No.)

        P.O. Box 4119
        Evergreen, Colorado                              80437
        -------------------------------                ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]    No [  ]

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

                                    PART I
                                    ------
ITEM 1.  BUSINESS.
------------------
     (a) General Development of Business. Black Dome Energy Corporation (referred to herein as the "Company" or "Black Dome") was incorporated under the laws of the State of Colorado on December 12, 1979. Although the Company has terminated its business operations and no longer maintains any executive offices, it maintains a mailing address at P.O. Box 4119, Evergreen, Colorado 80437. Prior to December 16, 1996, Black Dome was an oil and gas company engaged in the exploration for oil and gas, the purchase of producing oil and gas properties, the sale of portions of the producing oil and gas properties and the operation of producing oil and gas leases. At a meeting held on December 16, 1996, the shareholders adopted a resolution authorizing the dissolution of the Company, and on January 7, 1997, Articles of Dissolution were filed with the office of the Colorado Secretary of State.

     Since December 16, 1996, the business of the Company has been generally limited to the liquidation of assets, the satisfaction of liabilities and the winding up of the Company's affairs. On February 21, 1997 the Company consummated a sale (effective December 31, 1996) of substantially all of its oil and gas assets to MBR Resources, Inc. (an unaffiliated, privately-held oil and gas company located in Tulsa, Oklahoma) for the amount of $921,250.00 in cash (subject to adjustment after consummation of the transaction in accordance with the terms and provisions of the Purchase and Sale Agreement between the parties). The perceived fair market value of the properties was the overriding guiding principle utilized in determining the amount of the purchase price for the properties. The Company's perception of fair market value was based upon management's evaluation of the subject properties and its analysis of the amounts offered by other parties in negotiations with respect to proposed sales of the same properties.

     During the fiscal year ended December 31, 1997, the Company's revenues attributable to its overall income were derived primarily from interest on the proceeds received from the sale of its properties.

     (b) Financial Information About Industry Segments. The Company was engaged in business in only one industry segment, namely the exploration for oil and gas, production of oil and gas and the development of oil and gas properties. Therefore, no information is provided with respect to any other industry segment.

     (c)(1) Narrative Description of Business. The Company's business activities are limited to the satisfaction of its liabilities and other obligations, and to the winding up of its affairs. Management expects to complete this process as expeditiously as possible and currently intends to cause a final liquidating distribution to be made to the Company's shareholders prior to the completion of the current fiscal year. To that end, all of the Company's liquid assets are currently being held in trust by the Clayton Corporation Petroleum & Natural Gas Production (a privately-held Nevada corporation that is controlled by Edgar J. Huff) to accomplish the contemplated distribution.

     (i) Principal Products Produced and Services Rendered. The Company produced no principal products during the fiscal year ended December 31, 1997.

     (ii) Status of New Products or Industry Segments. There has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which otherwise is material.

    (iii) Sources and Availability of Raw Materials. There are no raw materials known to management which are essential to the liquidation of the Company.

     (iv) Patents, Trademarks, Licenses, Franchises and Concessions. The Company does not own any patents, trademarks, licenses, franchises or concessions.

     (v) Seasonal Nature of Business. There are no factors which are seasonal in nature that are expected to have any material influence on the liquidation of the Company.

     (vi) Working Capital Items. The Company has not retained any working capital and no material amount of working capital is expected to be necessary in order for the Company to successfully complete its liquidation.

     (vii) Major Customers. As the Company disposed of its properties effective December 31, 1996 and is currently engaged in a dissolution, it no longer sells any oil or gas products and therefore no longer has any customers.

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

     (xi) Research and Development. The Company was engaged in finding and producing oil and gas, and no funds were allocated to product research and development in the conventional sense. Since its inception, the Company has never had any customer or government sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

     (xii) Environmental Protection. The Company, as a former owner and operator of oil and gas properties, was subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations, subject the Company to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contain groundwater.

     Environmental requirements may necessitate significant capital outlays which may materially affect the Company's earnings and potential earnings and could cause material changes in its form of business. The Company has made and may be required to continue to make expenditures in its efforts to comply with these requirements which it believes are necessary business costs in the oil and gas industry. As of December 31, 1997, the Company is not aware of any existing environmental claims which would have a material adverse effect upon its capital expenditures, earnings or competitive position.

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

     (xiii) Employees. Until June 30, 1997, the Company had one full-time salaried employee who performed clerical and administrative services, one part-time contract employee who performed accounting services, one full-time employee who performed executive functions (but whose compensation was terminated pursuant to his request effective June 30, 1996). The salaries for both the full-time salaried employee and the part-time contract employee were terminated effective June 30, 1997. Since that date the Company has contracted to have services performed on its behalf on an hourly basis only as deemed necessary by management.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Company has no material operations in foreign countries and no material portion of its sales or revenues is derived from customers in foreign countries.

ITEM 2.  PROPERTIES.
--------------------
     (a) Office Facilities. The Company does not currently maintain any offices as it does not conduct any business activities. It maintains a mailing address at the home of Edgar J. Huff at P.O. Box 4119, Evergreen, Colorado 80437. Mr. Huff does not charge the Company for this service. It is not anticipated that it will be necessary for the Company to maintain any office facilities in the future.

     (b)(1) Reserves. Proved developed and undeveloped oil and gas reserves of the Company at December 31, 1996 and December 31, 1995 were computed by Joseph R. Albi, Jr., a consulting petroleum engineer and former Executive Vice President of the Company. Effective December 31, 1996, all of the Company's reserves were sold to an unaffiliated entity pursuant to a plan of dissolution authorized by the Company's shareholders.

     All of the Company's reserves were located in the continental United States and the majority of the properties comprising these reserves were operated by Black Dome Energy Corporation.

                                  Reserve Category
               ----------------------------------------------------
               Proved Developed   Proved Undeveloped   Total Proved
               ----------------   ------------------   ------------
                    (1)                 (2)
December 31,  (Bbls)*   (Mcf)**   (Bbls)*  (Mcf)**   (Bbls)*  (Mcf)**
-----------   -------  ---------  -------  -------   -------  ---------
   1995        9,825   1,431,318    --      52,256    9,825   1,483,574
   1996        6,987   1,380,932    --      68,889    6,987   1,449,821
   1997         --       --         --       --         --        --

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

     Present Value of Estimated Future Net Revenues from Proved Developed and Proved Undeveloped Oil and Gas Reserves. The table below presents, as of the end of 1996 and 1995 (the Company owned no reserves during 1997), the present value of the estimated future net revenues attributable to proved developed reserves and proved undeveloped reserves discounted at an annual rate of ten percent (10%) per year.

             Present Value of Future           Future Net Revenue
            Net Revenues (discounted   -------------------------------------
                at 10%) as of            Proved       Proved       Total
                December 31,            Developed   Undeveloped    Proved
            ------------------------   ----------   -----------   ----------
                  1995                 $1,175,279    $ 21,037     $1,196,316
                  1996                 $2,470,181    $148,150     $2,618,331
                  1997                 $        0    $      0     $        0

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

     (b)(3)(i) Production. The following table shows the Company's net quantities of oil (including condensate and natural gas liquids) and of gas produced for each of the Company's past three fiscal years:

                               Net Oil and Gas Production
                                 Year Ended December 31,
                             -----------------------------
                               1997       1996       1995
                               ----       ----       ----
Gas (Mcf)                        0      237,963    261,562
Oil/Condensate (Barrels)         0        1,724      1,382

     The Company has no long-term supply or similar arrangements with foreign governments or authorities and, as the Company has disposed of its properties and is currently engaged in dissolution, does not anticipate having any such arrangements in the future.

     (b)(3)(ii) Average Sales Price and Production Costs. The average sales prices (including transfers) and production costs per barrel of oil and Mcf of gas received by the Company for the fiscal years ended December 31, 1996 and 1995 (the Company did not sell any oil or gas during 1997), were as follows (equivalent barrels of production were calculated on the basis of 6 Mcf equals 1 Barrel):
                    Oil (Per Bbl)     Gas (Per Mcf)     Production (MCF)
   Year Ended          Sales             Sales             Costs of
   December 31,        Price             Price          Equivalent Bbls
   ------------     -------------     -------------     ---------------
      1997            $ 0                 $0                 $0
      1996            $19.31              $2.40              $4.96
      1995            $17.10              $1.45              $4.24

     (b)(4) Productive Wells and Acreage. The Company did not own any oil or gas properties during the fiscal year ended December 31, 1997.

     (b)(6) Drilling Activity. The following summarizes the drilling activity of the Company during each of the last three fiscal years.

        Year Ended        Total      Development      Exploratory
        December 31,      Wells      Oil Gas Dry      Oil Gas Dry
        ------------      -----      --- --- ---      --- --- ---
        1997 -
           Gross Wells     0          0   0   0        0   0   0
           Net Wells       0          0   0   0        0   0   0

        1996 -
           Gross Wells     0          0   0   0        0   0   0
           Net Wells       0          0   0   0        0   0   0

        1995 -
           Gross Wells     1          0   0   1        0   0   0
           Net Wells      .4          0   0  .4        0   0   0

     (b)(7) Present Activities. No oil and/or gas properties were acquired or drilled by the Company in 1997 and no revenues or expenses from oil and/or gas activities were recognized during the 1997 fiscal year.

     (b)(8) Delivery Commitments. As of March 26, 1998, the Company was not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements, nor has the Company had any significant delivery commitments since its inception on December 12, 1979.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------
     There are no current legal proceedings concerning the Company and there are none pending, except that Black Dome has been named as a defendant in litigation concerning an alleged indebtedness resulting from a guarantee not to exceed $25,000 plus accrued interest and expenses which Black Dome gave for the indebtedness of Deane J. Writer, Jr. to Capital Federal Savings and Loan Association. The alleged assignee of underlying debt, Federal Financial Co., has filed an action against a number of defendants, including Black Dome, in the District Court of the City and County of Denver, Colorado, Case No. 96-CV-5728. Black Dome believes it has potentially valid defenses, but, in light of the small amount at controversy, intends to attempt to negotiate a reasonable settlement of the matter in cooperation with the other defendants. Management otherwise intends to vigorously defend the claims asserted against Black Dome. No prediction of the outcome can reasonably be made at this initial stage of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
--------------------------------------------------------------

     (a) Market Information. From October 1980 through November 12, 1984, Black Dome's common stock was traded on the over-the-counter market under the symbol "BDEC" and the quotes were carried by NASDAQ during that period of time. NASDAQ voluntarily withdrew "BDEC" from the system on November 12, 1984 due to the depressed price of the stock. Since that date there has been sporadic trading in the Company's stock. At the present time, there are no market makers listed in the "pink sheets," and there have been no recorded public trades of the Company's common stock for at least the past three years.

     (b) Holders. As of March 28, 1998, there were approximately 1,616 record holders of the Company's common stock.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by Black Dome's Board of Directors. No dividends have been paid with respect to Black Dome's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------
                                   Years Ended December 31,
                    ------------------------------------------------------
                      1997       1996       1995       1994         1993
                    --------   --------   --------    --------    --------
Total Revenues      $742,484   $624,314   $441,384    $762,655    $677,537
Oil and Gas Sales          0    605,454    402,627     592,513     647,328
Other Revenue              0     18,860     38,757     170,172      30,209
Net Income (loss)    383,484    394,413   (210,598)    (23,449)      6,338
Net Income (loss)
  per share                0       5.35*     (2.86)*      (.32)*       .16*
Total Assets               0    703,160    411,046     718,918   1,040,364
Obligations                0         --         --          --     120,000
Deferred Comp.             0    122,500    160,000     100,000     180,000
Bank Debt - LOC            0         --     84,987     132,724     223,987

* Earnings per share are restated to reflect the 1 for 1001 reverse stock split approved by shareholders on September 2, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------
Liquidity and Capital Resources
-------------------------------

     In December, 1997, the Company transferred all of its assets to Clayton Corporation Petroleum & Natural Gas Production (a privately-held Nevada corporation which is controlled by Edgar J. Huff, the Company's President and controlling shareholder) to hold in a liquidating trust for distribution to the Company's shareholders. Accordingly, the Company currently has no assets and does not intend to conduct any business activities other than to make satisfactory arrangements for the payment of costs associated with the winding up of the Company's affairs and the distribution of its assets, which costs are currently anticipated to be insignificant and will be paid by Clayton Corporation Petroleum & Natural Gas Production from the assets currently held in trust for the Company's shareholders.

Results of Operations
---------------------
     The Corporation sold all of its operating oil and gas properties effective December 31, 1996 and ceased operations. Costs incurred in the year ended December 31, 1997 resulted mostly from administrative costs incurred in the closing of operations.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------
     The financial statements and financial statement schedules are set forth on pages F-1 through F-8 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------
     None applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------
     The Company's bylaws provide that the Board of Directors shall consist of not less than three nor more than five members. All members of the Board of Directors will hold office until the dissolution of the Company is completed, or until their earlier death, resignation or removal.

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

     The following table sets forth the name and age of each Executive Officer and/or Director, indicating all positions and offices with the Company presently held by him, and the period during which he has served as an officer or as a member of the Board of Directors:
                                                     Period Served
                            Other Positions and      as Officer
                            Offices Held with        or Director
Name                  Age   the Company              of the Company
------------------    ---   ----------------------   -----------------------
Edgar J. Huff          74   Chairman of the Board,   President and Director,
                            President and            December 1979 to present;
                            Treasurer                Treasurer, November 1984
                                                     to Present

Joseph R. Albi, Sr.    66   None                     Director, February
                                                     1985 to present

Robert C. Huff         47   None                     Director, November
                                                     1987 to present;
                                                     Secretary, March 1985
                                                     to September 2, 1994

James E. Huff          43   None                     Director, November
                                                     1987 to present

Tish M. Hartman        37   Secretary                September 2, 1994 to
                                                     Present

     The principal occupation and employment during the last five years and business experience of each Executive Officer and/or Director of Black Dome Energy Corporation, are set forth below.

     Edgar J. Huff: President and Chairman of the Board of Directors of the Company since December, 1979, and Treasurer since November, 1984. Mr. Huff is also the President and Chief Executive Officer and is one of the majority stockholders of Clayton Corporation Petroleum & Natural Gas Production, a family-owned independent oil and gas company since January, 1972. Mr. Huff is a graduate of Texas Tech University with a B.S. degree in Petroleum Engineering, and has been continuously active in the oil and gas industry as a consulting geologist, petroleum engineer, independent oil operator, Company President and major stockholder of several oil and gas companies during the period of time between 1949 to the present.

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

                             DIRECTORS' MEETINGS

     During 1997 there were no Directors meetings held. Accordingly, no Director received any compensation during 1997 for acting as a Director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------
Executive Compensation
----------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's president and all other executive officers whose total annual salary and bonus is $100,000 or more for the Company's last three completed fiscal years:

                                              SUMMARY COMPENSATION
                              Annual Compensation         Long-Term Compensation
                        -------------------------------   ----------------------
                                                          Awards    Payouts
                                                          ------    -------
                                           Other  Rest.   Securities
Name and                                   Annual Stock   Underlying  LTIP       All
Principal                Salary    Bonus   Comp.  Awards  Options    Payouts    Other
Position          Year    ($)       ($)     ($)    ($)      (#)        ($)   Compensation
----------------  ----   ------    -----   ------ ------  ---------- ------- ------------
Edgar J. Huff     1997        0      0       0      0        0          0    $122,500(1)
President, CEO,   1996   62,500      0       0      0        0          0     100,000(1)
 Treasurer and    1995  100,000      0       0      0        0          0        0
 Chairman of the
 Board)

Joseph R. Albi,   1997        0      0       0      0        0          0        0
 Jr. (Exec. Vice  1996        0(2)   0       0      0(2)     0          0        0
 President)       1995        0(2)   0       0      0(2)     0          0        0

     (1) During the fiscal year ended December 31, 1996, Mr. Huff received payment of $100,000 out of a total of $222,500 in deferred compensation that was due to him for services performed during previous years. The remaining $122,500 was paid to him during the fiscal year ended December 31, 1997. No further amounts are due and Mr. Huff has agreed to serve without charge until the Company's dissolution has been completed.

     (2) On July 1, 1991, the Company entered into a three-year Employment Contract with Mr. Joseph R. Albi, Jr. which provided for annual compensation of $60,000 per year ($5,000/month) and the issuance of 7,256,000 shares of the restricted no par value Common Stock of the Company valued at $.00125 per share or $9,070. The shares were restricted for the term of Mr. Albi's contract which began on July 1, 1991 and ended on June 30, 1994 and were forfeitable as follows: If Mr. Albi left the employ of the Company prior to June 30, 1992, all of the shares would be forfeited; prior to June 30, 1993, two-thirds of the shares would be forfeited; and prior to June 30, 1994, one-third of the shares would be forfeited. Mr. Albi left the employ of the Company on June 30, 1994 and became vested in the entire 7,256,000 shares of restricted no par value common stock of the Company.

Compensation of Directors
-------------------------
     Standard Arrangements. Directors of the Company receive a fee of $100 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses. During 1997, no compensation was paid to any of the Company's Directors as no meetings were held.

     Other Arrangements. There are no other arrangements pursuant to which the Company's Directors receive compensation from the Company for services as Directors.
                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants
                 -----------------------------------------   Pot. Realizable
                 Number of                                   Value at
                 Securities   % of Total                     Assumed Rates of
                 Underlying   Options                        Stock Price App.
                 Options      Granted to   Exercise   Exp.   for Option Term
Name             Granted      Employees    Price      Date     5%($)  10%($)
----             ----------   ----------   --------   ----     -----  ------
Edgar J. Huff      0(1)           0           0        0         0      0

     (1) No stock options have been issued by the Company during 1997. As of December 31, 1997, the Company does not have a stock option plan available to any employee and/or director of the Company.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

                                              Number of
                                              Securities       Value of
                                              Underlying       Unexercised
                                              Unexercised      In-the-Money
                                              Options at       Options at
                Shares                        12/31/97         12/31/97
                Acquired on    Value          Exercisable/     Exercisable/
Name            Exercise (#)   Realized ($)   Unexercisable    Unexercisable
----            ------------   ------------   -------------    -------------
Edgar J. Huff       0(1)          0                0                0

     (1) No stock options were exercised during fiscal year 1997. As of December 31, 1997, the Company does not have a stock option plan available to any employee and/or director of the Company.

     As of December 31, 1997, the Company does not have an Incentive Stock Option Plan available to its employees and/or directors.

                LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     The following table sets forth each award made to a named executive officer in the last completed fiscal year under any LTIP:

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                               Estimated Future Payouts Under
                                               Non-Stock Price-Based Plans
                                               ------------------------------
(a)               (b)            (c)               (d)      (e)       (f)
               Number of      Performances or
               Shares, Units  Other Period
               or Other       Until Maturation  Threshold  Target   Maximum
Name           Rights (#)     or Payout         ($ or #)   ($ or #) ($ or #)
----           -------------  ----------------  ---------  -------- --------
Edgar J. Huff     -0-             N/A              -0-       -0-       -0-

     On May 1, 1993, the Board of Directors of the Company adopted an IRS approved (Model Form 5035-A) Salary Deferred Simplified Employee Pension Plan (SAR-SEP) allowing eligible salaried employees to contribute (through elective deferrals) a portion of their salary on a before tax basis to individual IRA accounts set up on behalf of the Company. The subject plan was terminated effective June 30, 1997. During the fiscal year ended December 31, 1997, the Company made no contributions to the IRA accounts of non-key employees.

Other Compensation
------------------
     No other compensation (not covered by the above categories) was paid or distributed during the last fiscal year to any executive officer of the Company.

Employment Contracts and Termination of Employment
and Change of Control Arrangements
--------------------------------------------------
     The Company's only remaining employment agreement was terminated effective June 30, 1996 at the request of the employee, Mr. Edgar J. Huff, who has agreed to continue to serve as the Company's President without charge until such time as the dissolution of the Company has been completed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------
     The following table sets forth as of March 21, 1998, information with respect to the ownership of the Company's no par value Common Stock by each person, including any "group" as that term is defined in Section 13(d) (3) of the Securities Exchange Act of 1934, known by the Company to own beneficially more than five percent of its outstanding equity securities, and by its Directors and Officers individually and by its Officers and Directors as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                          Amount and Nature
Name and Address                          of Beneficial      Percent
of Beneficial Owner      Title of Class   Ownership(1)       of Class
-------------------      --------------   ------------       --------
Edgar J. Huff(2)         Common Stock       43,698            59.25%
P.O. Box 4119            (No Par Value)
Evergreen, CO 80437

James E. Huff(3)         Common Stock        1,099             1.49%
2414 Briar Ridge Dr.     (No Par Value)
Houston, TX 77057

Robert C. Huff(3)        Common Stock          999             1.35%
9930 S. 87th E. Ave.     (No Par Value)
Tulsa, OK 74133

Joseph R. Albi, Sr.(3)   Common Stock          300              .41%
P.O. Box 5271, T.A.      (No Par Value)
Denver. CO 80217

Tish M. Hartman (4)      Common Stock          400              .54%
P.O. Box 4119            (No Par Value)
Evergreen, CO 80437

Officers and/or          Common Stock       46,496            63.04%
Directors as a           (No Par Value)
Group (5 persons)
-----------------
     (1) All beneficial owners have sole voting and investment power over shares indicated in the table.

     (2)  President, Treasurer and Director of the Company.

     (3)  Director of the Company.

     (4)  Corporate Secretary.

     Edgar J. Huff currently controls the Company by virtue of his ownership of 59.25% of the Company's outstanding Common Stock. There is no arrangement known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
Transactions With Management and Others
---------------------------------------
     No Director or Executive Officer of the Company, nominee for election as a Director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities or any relative or spouse of any of the foregoing persons, or any member of the immediate family of any such persons, has had any transaction, or series of similar transactions, since the beginning of the Company's last fiscal year, or has any currently proposed transaction, or series of transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any of such persons had or will have any direct or indirect material interest.

Related Party Transactions
--------------------------
     In December, 1997, the Company transferred all of its assets to Clayton Corporation Petroleum & Natural Gas Production (a privately-held Nevada corporation which is controlled by Edgar J. Huff, the Company's President and controlling shareholder) to hold in a liquidating trust for distribution to the Company's shareholders. Although all of the third-party costs associated with the winding up of the Company's affairs and the distribution of its assets are to be paid by Clayton Corporation Petroleum & Natural Gas Production as trustee from the assets it currently holds in trust for the shareholders of the Company, Clayton Corporation Petroleum & Natural Gas Production is to receive no compensation for its services. At the direction of the Company's Board of Directors, all of the trust assets have been invested in a money market account with Olde Discount Corporation for the benefit of the Company's shareholders. All earnings on the account are to be distributed with the trust assets to the Company's shareholders on a pro rata basis after the payment of all third-party costs associated with the winding up of the Company's affairs and causing the subject distribution to be made.

Certain Business Relationships
------------------------------
     No director or nominee for director is, or during the last fiscal year has been, an executive officer of, owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during the Company's current fiscal year, payments to the Company for property or services in excess of five percent of (i) the Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

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

     No director or nominee for director is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for the Company, other than as a participating underwriter in a syndicate, during the last fiscal year or that the Company proposes to have performed during the current year.15

     There are no other relationships that the Company is aware of between a director or nominee for director and the Company that are substantially similar in nature and scope to those relationships listed above.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.
-------------------------------------------------
(a)(1)  The following financial statements are filed as part of this report:

        Report of Independent Certified Public Accountants

        Financial Statements:

          Balance Sheets, December 31, 1997 and 1996

          Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995

          Statement of Shareholders' Equity for the years ended
          December 31, 1997, 1996 and 1995

          Statement of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995

All Schedules have been omitted because they either are not required or are not applicable.
                                                        Sequential
(a)(3)  Exhibits:                                       Page Number
        --------                                        -----------
           3          Articles of Incorporation and
                      Bylaws (incorporated by
                      reference to Registration
                      Statement on Form S-1, SEC
                      File No. 2-67734)                     --

     (b) No reports on Form 8-K were filed by Black Dome during the last quarter of the period covered by this report.

The Board of Directors and Stockholders
Black Dome Energy Corporation
Evergreen, Colorado

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the balance sheet of Black Dome Energy Corporation as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity, and cash flows for the three years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Dome Energy Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

The Company sold all of its operating assets and ceased all operations during the year ended December 31, 1997, and disbursed all remaining funds as a liquidating dividend.

/s/ HALLIBURTON, HUNTER & ASSOCIATES, P.C.
Littleton, Colorado
March 25, 1998

                  BLACK DOME ENERGY CORPORATION
                          Balance Sheet
                    December 31, 1997 and 1996

                                                         December 31,
                                                    1997             1996
                                                ------------      ----------
                              ASSETS
Current assets:
     Cash                                       $        ---      $  128,220
     Accounts receivable:
          Joint interest owners                          ---             623
          Oil and gas sales                              ---         103,034
               Total current assets                      ---         231,877

Property and equipment, at cost:
     Oil and gas properties, net (successful
          efforts method)                                ---         161,511
     Inventory of well equipment                         ---           9,772
                                                         ---         171,283
Deferred income tax asset                                ---         300,000
                                                $        ---      $  703,160

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                    $        ---      $   99,431
     Accounts payable, officer                           ---           9,600
     Deferred compensation                               ---         122,500
          Total current liabilities                                  231,531

Commitments and Contingencies

Stockholders' equity:
     Common stock, no par value.  Authorized
          10,000,000 shares; issued and outstanding
          73,755 shares                              292,415         292,415

     Additional paid-in capital                    1,895,938       1,895,938
     Accumulated deficit                          (2,188,353)     (1,716,724)
                                                         ---         471,629
                                                $        ---    $    703,160

See accompanying notes to financial statements

                  BLACK DOME ENERGY CORPORATION
                       Statement of Income
                                                        December 31,
                                                1997         1996     1995
                                             ----------     -------  --------
Income (loss) from discontinued operations   $  (58,555)    394,413  (320,121)

Gain on Sale of oil and gas properties          742,484         ---       ---
Less income taxes                               300,000         ---       ---
                                                442,484         ---       ---
Net income (loss)                            $  383,929     394,413  (320,121)

See accompanying notes to financial statements

                  BLACK DOME ENERGY CORPORATION
                Statement of Stockholders' Equity

                         Common Stock     Additional  Accumulated   Total
                                Stated    Paid-in     Earnings   Stockholders'
                       Shares   Value     Capital    (Deficit)      Equity
                       -------  --------  ---------   ----------- -----------
Balance at
December 31, 1994       73,455  $292,415  1,895,938   (1,791,016)   397,337
Stock issued to
 employees for bonus       300       ---        ---          ---        ---
Net loss for year          ---       ---        ---     (320,121)  (320,121)

Balance at
December 31, 1995       73,755   292,415  1,895,938   (2,111,137)    77,216
Net income for year        ---       ---        ---      394,413    394,413

Balance at
December 31, 1996       73,755  $292,415  1,895,938   (1,716,724)   471,629
Net income for year        ---       ---        ---      383,929    383,929
Less liquidating
 dividends                 ---       ---        ---     (855,558)  (855,558)

Balance at
December 31, 1997        73,755  $292,415  1,895,938   (2,188,353)      ---

See accompanying notes to financial statements

                  BLACK DOME ENERGY CORPORATION
                     Statement of Cash Flows

                                                       December 31,
                                                   1997      1996      1995
Cash flows from operating activities:           ---------  -------- ---------
     Net earnings (loss)                        $ 383,929   394,413  (320,121)
     Depreciation, depletion, amortization            ---    81,549   199,519
     Cumulative effect of accounting change           ---       ---   109,523
     (Gain) loss on property dispositions        (742,484)      ---       ---
     Write-off non-producing properties               ---       ---    15,438

Changes in assets and liabilities:
     (Increase) decrease in receivables          103,657   (23,527)   18,056
     Increase (decrease) in accounts payable     (99,431)   20,850      (676)
     (Decrease) increase in other liabilities     (9,600)     (662)      662
     Decrease (increase) in other assets         300,000  (300,000)    2,294
     (Decrease) increase in deferred
          compensation                          (122,500)  (37,500)   60,000
     Net cash provided (used) by
          operating activities                  (186,429)  135,123    84,695

Cash flows from investing activities:
     Proceeds from property dispositions         913,767       ---       ---
     Purchase of equipment                           ---   (20,078)  (36,374)
     Purchase of well equipment inventory,
            net of (transfers) to wells and
            write-off of obsolete inventory          ---     35,154     8,995
     Net cash provided by (used in)
          investing activities                   913,767     15,076   (27,379)
Cash flows from financing activities:
     Decrease in line-of-credit                      ---        ---   (41,215)
     (Decrease) in notes payable                     ---    (84,987)   (6,522)

Liquidating dividends                           (855,558)       ---       ---
     Net cash (used in) financing activities    (855,558)   (84,987)  (47,737)
          Increase (decrease) in cash           (128,220)    65,212     9,579

Cash balance at beginning of year                128,220     63,008    53,429

Cash balance at end of year                   $      ---    128,220    63,008

See accompanying notes to financial statements

                  BLACK DOME ENERGY CORPORATION
                  Notes to Financial Statements
                    December 31, 1997 and 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OPERATIONS OF THE COMPANY

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

At the December 1996 Stockholders' Meeting, the stockholders approved disposition of its oil and gas properties. In reviewing the Statement of Financial Accounting Standards No. 121, paragraph 19, it was determined that no loss will be incurred in the disposition. The Company was liquidated in 1997.

PROPERTY AND EQUIPMENT AND DEPRECIATION, DEPLETION, AND AMORTIZATION

The Company followed the successful-efforts method of accounting for oil and gas exploration and development costs. Under this method, lease acquisition costs and exploration and development costs attributable to the finding and development of proved reserves are capitalized. Exploratory dry hole costs and other nonproductive oil and gas activities are expensed. Costs of nonproductive leases are charged to expense when abandoned or substantially impaired, based upon a property-by-property evaluation. Capitalized costs relating to producing properties are depleted or depreciated on the units-of-production method based on the total of proved reserves. Expenditures for repairs and maintenance costs and delay rentals are charged to expense as incurred; renewals and betterments are capitalized. The cost and related accumulated depreciation, depletion, or amortization of property sold or otherwise retired are eliminated from the accounts; and gains or losses on dispositions are reflected in the consolidated statement of operations. Furniture, office equipment, and an automobile are depreciated using the straight-line method of depreciation over the estimated useful lives of the assets.

INVENTORY

Inventory of lease and well equipment was valued at the lower of cost or market. Cost is determined by either the specific identification method or average cost method depending on the nature of the inventory item.

INCOME TAXES

The Company accounts for income taxes using tax-liability method in accordance with Financial Accounting Standards Board Statement No. 109.

GAIN (LOSS) PER SHARE

Gain (loss) per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. There were 73,755 shares outstanding at December 31, 1997 and 1996.

                  BLACK DOME ENERGY CORPORATION
             Notes to Financial Statements, Continued
                    December 31, 1997 and 1996

BASIS OF PRESENTATION

The Company discontinued operations in 1997.

2.   OIL AND GAS OPERATIONS:

Information related to the Company's oil and gas operations is summarized as follows:
                                                          December 31,
                                                        1996        1995
Capitalized costs:                                    --------    --------
     Proved oil and gas properties                    $906,235   885,006
                                                       906,235   885,006
     Accumulated depletion, depreciation
     and amortization                                  744,724   664,012
                                                      $161,511   220,994
Costs incurred in oil and gas
     producing activities:
          Exploration costs                                ---    10,110
          Production costs                             205,146   188,999
          Depreciation, depletion, and
            amortization expense                        81,549   199,519
                                                      $286,695   398,628
          Sales of oil and gas, net of
          production costs                            $318,759  $  3,999

There were no 1997 operations

3.   INCOME TAXES:

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

The deferred tax and related valuation allowance for the loss carryforwards are calculated at the end of each year as follows:

                                  1997         1996       1995     Prior Years
Loss Carryforward             ----------   ---------   ---------   -----------
 for tax purposes             $(700,000)   1,060,000   1,155,000     945,000
Deferred tax asset
 (40 percent)                   300,000      424,000     462,000     378,000
Valuation allowance equal to
amount which the deferred tax
exceeds the deferred
tax liability                       ---      124,000     462,000     378,000

Net deferred tax asset         $(300,000)    300,000         ---         ---

                  BLACK DOME ENERGY CORPORATION
             Notes to Financial Statements, Continued
                    December 31, 1997 and 1996

3.   INCOME TAXES, continued:

Income tax benefit is calculated as follows using a 40% tax rate. Benefit from estimated gain of $750,000 on sale of all of the corporate oil and gas properties.

4.   COMMITMENTS AND CONTINGENCIES:

The Company is a co-defendant in litigation concerning an alleged indebtedness
resulting from a    guarantee not to exceed $25,000 plus interest and expenses.
The Company intends to vigorously defend itself against the claims as it believes it has potentially valid defenses,

5.   ENVIRONMENTAL LIABILITIES:

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

As of December 31, 1997, the Company was not aware of any environmental claims that would have a material impact upon the Company's financial position or results of operations.

6.   RELATED PARTY TRANSACTIONS:

In December 1997, the Company transferred all of its asset to Clayton Corporation Petroleum & Natural Gas Production (a privately-held Nevada corporation that is controlled by Edgar J. Huff, the Company's President and controlling shareholder) to hold in a liquidating trust for distribution to the Company's shareholders. Although all of the third-party costs associated with the winding up of the Company Petroleum & Natural Gas Production's affairs and the distribution of its assets are to be paid by Clayton Corporation as trustee from the assets it currently holds in trust for the shareholders of the Company, Clayton Corporation Petroleum & Natural Gas Production is to receive no compensation for its services. At the direction of the Company's Board of Directors, all of the trust assets have been invested in a money market account with Olde Discount Corporation for the benefit of the Company's shareholders. All earnings on the account are to be distributed with the trust assets to the Company's shareholders on a pro rata basis after the payment of all third-party costs associated with the winding up of the Company's affairs and causing the subject distribution to be made.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 30th day of March, 1998.

                                  BLACK DOME ENERGY CORPORATION

                                  By:/s/ Edgar J. Huff
                                    Edgar J. Huff, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer and
                                    Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Name and Capacity                          Date

/s/ Edgar J. Huff                         March 30, 1998
Edgar J. Huff, Director

/s/ Joseph R. Albi                        March 30, 1998
Joseph R. Albi, Sr., Director

/s/ Robert C. Huff                        March 30, 1998
Robert C. Huff, Director

/s/ James E. Huff                         March 30, 1998
James E. Huff, Director