Form 10QSB
period 1998-03-31
BLACK DOME ENERGY CORP
filed 1998-05-20
CIK 316704

PAGE

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended March 31, 1998


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

                      __X__ Yes     _____ No



At March 31, 1998, 73,755 shares of no par value common stock (the registrant's only class of voting stock) were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 BLACK DOME ENERGY CORPORATION
                    CONDENSED BALANCE SHEET

                                          March 31,     December 31,
                                            1998           1997
                                         (Unaudited)      (Note)
                                        -------------   ----------
                       ASSETS

Current Assets:

       Cash                               $        --   $       --

       Accounts Receivable                         --           --

             Total current assets         $        --   $       --


Property and equipment, at cost:

       Oil and gas properties - net
       (successful efforts method)                 --           --

       Materials and supplies                      --           --
                                                                --

       Deferred income tax assets                  --           --

             Total assets                 $        --   $       --
                                          -----------   ----------





















Note: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date, and condensed.

                  BLACK DOME ENERGY CORPORATION
               CONDENSED BALANCE SHEET (Continued)

                                           March 31,         December 31,
                                             1998                1997
                                          (Unaudited)           (Note)
                                         -------------        -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

  Accounts Payable                        $        --         $    99,431

  Deferred Compensation                            --             132,100

        Total Current Liabilities                  --             231,531

  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755               295,415             295,415

  Additional paid-in capital                1,895,938           1,895,938

  Accumulated deficit                      (2,188,353)         (2,188,353)

                                          $        --         $        --

  Retained earnings (deficit)              (1,369,911)         (1,716,724)

       Total stockholders' equity             818,442             471,629

       Total liabilities and
       stockholders' equity               $   837,180         $   703,160
                                          -----------         -----------





















Note: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date, and condensed.

                 BLACK DOME ENERGY CORPORATION
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                               Three Months
                                                  Ended
                                                  March 31,
                                              1998      1997
                                                  --------  --------
 Income (loss) from:

   Discontinued Operations                                 --  $ (58,555)

   Gain on sale of oil and gas properties                  --    742,484

   Income Tax expense                                      --    300,000

                                                           --    442,484

    Net Income (loss)                                      --  $ 383,929

   Income (loss) per common share                          --  $    5.09
                                                     --------   --------

                 BLACK DOME ENERGY CORPORATION
                    STATEMENT OF CASH FLOWS

                                                Three Months Ended
                                                     March 31,
                                                 1998       1997
                                               --------   --------
Cash flows from operating activities:
    Net income (loss)                                --   $375,242

Less gain on sale of oil & gas properties            --   (742,484)

Changes in assets and liabilities:
  Increase  decrease in receivables                  --     97,326
  (Decrease) in accounts payable                     --    (48,019)
  Incease in deferred tax asset                      --    300,000
  (Decrease) in deferred compensation                --   (132,100)

  Net cash (used) by operating activities            --   (150,035)

Cash flows from investing activities:
  Proceeds from sale of oil and gas properties       --    921,250
  Purchase of capital items                          --     (7,518)

  Net cash provided by investing activities          --    913,732

Cash flows from financing activities:
  Increase in cash                                   --    763,732

Cash balance at end of period                        --   $891,952

                 Notes to Financial Statements of
                  Black Dome Energy Corporation

                          March 31, 1998
                           (UNAUDITED)

NOTE 1 -- Basis of Preparation and Presentation

     The Black Dome Energy Corporation financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

NOTE 2 -- On May 15, 1998, all of the assets were distributed to the shareholders of the Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis covers variations in the balance sheets of December 31, 1997, and March 31, 1998, and in the statements of operations and changes in cash flows for the three-month periods ended March 31, 1998 and 1997.

Liquidity and Capital Resources

As a result of the sale of all the Corporation's oil and gas properties, working capital at March 31, 1998 was.

Results of Operations

The Corporation sold all of its operating oil and gas properties effective December 31, 1996 and ceased operations. Costs incurred through March 31, 1998 resulted mostly from administrative costs incurred in the closing of operations.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.
Item 2.  Changes in Securities.  None.
Item 3.  Defaults upon Senior Securities.  None.
Item 4.  Submission of Matters to a Vote of Security Holders. None.
Item 5.  Other Information.  None.
Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits:  None
       (b)  Reports:   None

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 BLACK DOME ENERGY CORPORATION


Date:  May 15, 1998              By:/s/ Edgar J. Huff
                                   Edgar J. Huff, President
                                   and Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically