Form 10QSB/A
period 1998-03-31
BLACK DOME ENERGY CORP
filed 1998-07-09
CIK 316704

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                             FORM 10Q/A

                           Amendment No. 1


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

                  BLACK DOME ENERGY CORPORATION
               CONDENSED BALANCE SHEET (Continued)

                                           March 31,       December 31,
                                             1998              1997
                                          (Unaudited)         (Note)
                                         -------------      -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

  Accounts Payable                        $        --       $        --

  Deferred Compensation                            --                --

        Total Current Liabilities                  --                --

  Stockholders' Equity:

  Common stock; no par value;
  authorized 10,000,000 shares,
  issued and outstanding 73,755               292,415           292,415

  Additional paid-in capital                1,895,938         1,895,938

  Accumulated deficit                      (2,188,353)       (2,188,353)

                                          $        --       $        --

       Total stockholders' equity                  --                --

       Total liabilities and
       stockholders' equity               $        --       $        --
                                          -----------       -----------





















Note: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date, and condensed.

                 BLACK DOME ENERGY CORPORATION
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                               Three Months
                                                  Ended
                                                  March 31,
                                              1998       1997
                                            --------   --------
 Income (loss) from:

   Discontinued Operations                        --   $ (67,242)
                                                        --------
   Gain on sale of oil and gas properties         --     742,484

   Income Tax expense                             --     300,000
                                                        --------
                                                  --     442,484
                                                        --------
    Net Income (loss)                             --   $ 375,242
                                                        ========

   Income (loss) per common share                 --   $    5.09
                                            --------    ========

                 BLACK DOME ENERGY CORPORATION
                    STATEMENT OF CASH FLOWS

                                             Three Months Ended
                                                  March 31,
                                              1998       1997
                                            --------   ---------
Cash flows from operating activities:
    Net income (loss)                             --   $ 375,242

Less gain on sale of oil & gas properties         --    (742,484)

Changes in assets and liabilities:
  Increase  decrease in receivables               --      97,326
  (Decrease) in accounts payable                  --     (48,019)
  Incease in deferred tax asset                   --     300,000
  (Decrease) in deferred compensation             --    (132,100)
                                                        --------
  Net cash (used) by operating activities         --    (150,035)
                                                        --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties    --     921,250
  Purchase of capital items                       --      (7,483)
                                                        --------
  Net cash provided by investing activities       --     913,767
                                                        --------
Cash flows from financing activities:
  Increase in cash                                --     767,732
                                                        --------
Cash balance at beginning of period               --     128,220
                                                        --------
Cash balance at end of period                     --   $ 891,952
                                                        ========

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

Liquidity and Capital Resources

As a result of the sale of all the Corporation's oil and gas properties, working capital at March 31, 1998 was zero.

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

       (a)  Exhibits:  None
       (b)  Reports:   None
Page 6

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 BLACK DOME ENERGY CORPORATION


Date: July 8, 1998                 By: /s/ Edgar J. Huff
                                   Edgar J. Huff, President
                                   and Chief Financial Officer







Page 7

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically